Form 10-Q
period 2021-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2021-07-29
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 23, 2021, there were 189,034,202 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2021
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$453.5	$598.7
Accounts receivable	1,020.9	969.3
Unbilled accounts receivable	431.7	443.2
Inventories	1,661.2	1,642.1
Other current assets	240.9	226.5
Total current assets	3,808.2	3,879.8
Property, plant and equipment, net	1,544.3	1,601.6
Goodwill	8,653.2	8,485.2
Other intangible assets, net	3,876.0	3,869.2
Other noncurrent assets	630.7	618.7
Total noncurrent assets	14,704.2	14,574.7
Total Assets	$18,512.4	$18,454.5
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$994.7	$909.4
Customer deposits	597.5	642.7
Accrued compensation	243.2	242.3
Accrued warranty	245.2	240.1
Current portion of long-term debt	0.6	447.2
Other accrued liabilities	763.5	744.6
Total current liabilities	2,844.7	3,226.3
Long-term debt	4,079.6	3,792.2
Accrued postretirement and pension benefits	108.1	113.5
Deferred income taxes	194.1	168.4
Contingent consideration	219.2	218.1
Other long term liabilities	738.9	783.3
Total Liabilities	8,184.6	8,301.8
Commitments and contingencies (Note 15)
Equity
Common stock, $.01 par value; 500.0 shares authorized: 226.9 and 226.9 shares issued and 189.0 and 188.9 outstanding at June 30, 2021 and December 31, 2020, respectively	2.0	2.0
Additional paid-in capital	7,896.7	7,880.6
Treasury stock, at cost, 37.9 and 38.0 shares, at June 30, 2021 and December 31, 2020, respectively	(1,008.6)	(1,010.1)
Retained earnings	3,780.1	3,588.9
Accumulated other comprehensive loss	(375.8)	(339.1)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,294.4	10,122.3
Noncontrolling interest	33.4	30.4
Total Equity	10,327.8	10,152.7
Total Liabilities and Equity	$18,512.4	$18,454.5
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2021	2020	2021	2020

Net sales:
Sales of goods	$1,588.0	$1,406.1	$3,073.1	$2,996.9
Sales of services	424.3	331.3	769.4	670.4
Total net sales	2,012.3	1,737.4	3,842.5	3,667.3
Cost of sales:
Cost of goods	(1,185.0)	(1,061.3)	(2,292.7)	(2,217.2)
Cost of services	(247.2)	(189.4)	(435.5)	(384.7)
Total cost of sales	(1,432.2)	(1,250.7)	(2,728.2)	(2,601.9)
Gross profit	580.1	486.7	1,114.3	1,065.4
Operating expenses:
Selling, general and administrative expenses	(262.1)	(216.8)	(497.5)	(460.2)
Engineering expenses	(42.0)	(38.2)	(79.7)	(87.2)
Amortization expense	(72.7)	(72.3)	(142.2)	(141.3)
Total operating expenses	(376.8)	(327.3)	(719.4)	(688.7)
Income from operations	203.3	159.4	394.9	376.7
Other income and expenses:
Interest expense, net	(44.9)	(51.4)	(92.5)	(104.7)
Other income (expense), net	10.3	6.3	24.5	(8.5)
Income before income taxes	168.7	114.3	326.9	263.5
Income tax expense	(43.5)	(28.5)	(87.0)	(66.5)
Net income	125.2	85.8	239.9	197.0
Less: Net (income) loss attributable to noncontrolling interest	(0.4)	1.0	(2.7)	1.4
Net income attributable to Wabtec shareholders	$124.8	$86.8	$237.2	$198.4

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.66	$0.46	$1.25	$1.04
Diluted
Net income attributable to Wabtec shareholders	$0.66	$0.46	$1.25	$1.04

Weighted average shares outstanding
Basic	188.6	189.8	188.5	190.3
Diluted	188.9	190.2	188.9	190.8

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020

Net income attributable to Wabtec shareholders	$124.8	$86.8	$237.2	$198.4
Foreign currency translation gain (loss)	33.8	29.2	(27.9)	(152.2)
Unrealized gain (loss) on derivative contracts	0.5	(9.1)	(7.4)	(1.0)
Unrealized (loss) gain on pension benefit plans and post-retirement benefit plans	(1.1)	0.7	(4.4)	(2.9)
Other comprehensive income (loss) before tax	33.2	20.8	(39.7)	(156.1)
Income tax benefit related to components of other comprehensive income (loss)	—	2.0	3.0	0.9
Other comprehensive income (loss), net of tax	33.2	22.8	(36.7)	(155.2)
Comprehensive income attributable to Wabtec shareholders	$158.0	$109.6	$200.5	$43.2

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In millions	2021	2020

Operating Activities
Net income	$239.9	$197.0
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	246.3	233.7
Stock-based compensation expense	24.2	5.7
Below market intangible amortization	(19.9)	(55.4)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(28.8)	246.1
Inventories	7.8	(30.3)
Accounts payable	82.4	(148.5)
Accrued income taxes	18.6	5.1
Accrued liabilities and customer deposits	(38.0)	(99.3)
Other assets and liabilities	(17.1)	(125.5)
Net cash provided by operating activities	515.4	228.6
Investing Activities
Purchase of property, plant and equipment	(55.5)	(67.6)
Proceeds from disposal of assets and businesses	8.2	9.7
Acquisitions of businesses, net of cash acquired	(405.1)	(40.3)
Net cash used for investing activities	(452.4)	(98.2)
Financing Activities
Proceeds from debt	3,008.4	2,093.0
Payments of debt	(3,170.0)	(2,059.3)
Repurchase of stock	(1.2)	(105.3)
Cash dividends	(45.9)	(46.4)
Other financing activities	(3.8)	(5.5)
Net cash used for financing activities	(212.5)	(123.5)
Effect of changes in currency exchange rates	4.3	(23.2)
Decrease in cash	(145.2)	(16.3)
Cash and cash equivalents, beginning of period	598.7	604.2
Cash and cash equivalents, end of period	$453.5	$587.9

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions, except per share data	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2020	226.9	$2.0	$7,880.6	(38.0)	$(1,010.1)	$3,588.9	$(339.1)	$30.4	$10,152.7
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(5.4)	—	0.2	—	—	—	(5.2)
Stock based compensation	—	—	8.7	—	—	—	—	—	8.7
Net income	—	—	—	—	—	112.4	—	2.3	114.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(69.9)	—	(69.9)
Stock repurchase	—	—	—	—	(1.2)	—	—	—	(1.2)
Other	—	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2021	226.9	$2.0	$7,883.9	(38.0)	$(1,011.1)	$3,678.3	$(409.0)	$33.0	$10,177.1
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(1.1)	0.1	2.5	—	—	—	1.4
Stock based compensation	—	—	13.9	—	—	—	—	—	13.9
Net income	—	—	—	—	—	124.8	—	0.4	125.2
Other comprehensive income, net of tax	—	—	—	—	—	—	33.2	—	33.2
Stock repurchase	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Balance, June 30, 2021	226.9	$2.0	$7,896.7	(37.9)	$(1,008.6)	$3,780.1	$(375.8)	$33.4	$10,327.8

Balance, December 31, 2019	226.9	$2.0	$7,877.2	(35.3)	$(807.1)	$3,267.0	$(382.6)	$37.1	$9,993.6
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(7.9)	0.2	2.2	—	—	—	(5.7)
Stock based compensation	—	—	10.0	—	—	—	—	—	10.0
Net income (loss)	—	—	—	—	—	111.6	—	(0.4)	111.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(178.0)	—	(178.0)
Stock repurchase	—	—	—	(1.6)	(105.3)	—	—	—	(105.3)
Other	—	—	(4.3)	—	—	—	—	(0.8)	(5.1)
Balance, March 31, 2020	226.9	$2.0	$7,875.0	(36.7)	$(910.2)	$3,355.6	$(560.6)	$35.9	$9,797.7
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.4)	—	—	(23.4)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(0.6)	0.1	0.9	—	—	—	0.3
Stock based compensation	—	—	(2.7)	—	—	—	—	—	(2.7)
Net income (loss)	—	—	—	—	—	86.8	—	(1.0)	85.8
Other comprehensive income, net of tax	—	—	—	—	—	—	22.8	—	22.8
Other	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2020	226.9	$2.0	$7,871.7	(36.6)	$(909.3)	$3,419.0	$(537.8)	$35.0	$9,880.6

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2021, approximately 59% of the Company’s revenues came from customers outside the United States.

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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of June 30, 2021, the Company's remaining performance obligations were $20.8 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
Revolving Receivables Program In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary which held additional receivables of $332.7 million at June 30, 2021 that are pledged as collateral under this agreement. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at June 30, 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Gross receivables sold/cash proceeds received	$568.8	$293.9
Collections reinvested under revolving agreement	486.8	193.9
Net cash proceeds received	$82.0	$100.0
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
Goodwill and Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Periodically, management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis to be performed.
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
The changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended June 30, 2021 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at March 31, 2021	$(321.9)	$(3.5)	$(83.6)	$(409.0)
Other comprehensive income (loss) before reclassifications	33.8	0.4	(1.8)	32.4
Amounts reclassified from Accumulated other comprehensive loss	—	—	0.8	0.8
Other comprehensive income (loss), net	33.8	0.4	(1.0)	33.2
Balance at June 30, 2021	$(288.1)	$(3.1)	$(84.6)	$(375.8)
The changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended June 30, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at March 31, 2020	$(490.0)	$2.8	$(73.4)	$(560.6)
Other comprehensive income (loss) before reclassifications	29.2	(6.9)	(0.3)	22.0
Amounts reclassified from Accumulated other comprehensive loss	—	—	0.8	0.8
Other comprehensive income (loss), net	29.2	(6.9)	0.5	22.8
Balance at June 30, 2020	$(460.8)	$(4.1)	$(72.9)	$(537.8)
The changes in Accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2021 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2020	$(260.2)	$2.4	$(81.3)	$(339.1)
Other comprehensive loss before reclassifications	(27.9)	(5.5)	(4.8)	(38.2)
Amounts reclassified from Accumulated other comprehensive loss	—	—	1.5	1.5
Other comprehensive loss, net	(27.9)	(5.5)	(3.3)	(36.7)
Balance at June 30, 2021	$(288.1)	$(3.1)	$(84.6)	$(375.8)

The changes in Accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2019	$(308.6)	$(3.3)	$(70.7)	$(382.6)
Other comprehensive loss before reclassifications	(152.2)	(0.8)	(3.7)	(156.7)
Amounts reclassified from Accumulated other comprehensive loss	—	—	1.5	1.5
Other comprehensive loss, net	(152.2)	(0.8)	(2.2)	(155.2)
Balance at June 30, 2020	$(460.8)	$(4.1)	$(72.9)	$(537.8)
Reclassifications out of and into Accumulated other comprehensive income (loss) are recognized in "Other income (expense), net" with the tax impact recognized in "Income tax expense."

3. ACQUISITIONS
Nordco
On March 31, 2021, the Company acquired Nordco, a leading North American supplier of new, rebuilt and used maintenance of way equipment. Nordco's products and services portfolio includes mobile railcar movers and ultrasonic rail flaw detection technologies. The purchase price paid for 100% ownership of Nordco was approximately $410 million.
The following table summarizes the preliminary fair value of the Nordco assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$5.1
Accounts receivable	22.4
Inventory	34.3
Other current assets	1.7
Property, plant and equipment	16.6
Goodwill	214.2
Other intangible assets	167.6
Other noncurrent assets	13.6
Total assets acquired	475.5
Liabilities assumed
Current liabilities	19.1
Noncurrent liabilities	46.2
Total liabilities assumed	65.3
Net assets acquired	$410.2
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangibles. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy. These estimates are preliminary in nature and subject to adjustments, which could be material, as the Company has not completed its valuation of assets acquired and liabilities assumed. Any necessary adjustments will be finalized within one year from the date of acquisition; adjustments to date have not been significant. Substantially all of the accounts receivable acquired are expected to be collectible. Intangible assets acquired include customer relationships and intellectual property that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Contingent liabilities assumed as part of the transaction were not material.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes. The results of this business since the date of acquisition are reported within the Freight segment and the Services product line. The pro-forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	June 30, 2021	December 31, 2020
Raw materials	$710.9	$669.4
Work-in-progress	314.5	339.4
Finished goods	635.8	633.3
Total inventories	$1,661.2	$1,642.1

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment for the six months ended June 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2020	$6,872.2	$1,613.0	$8,485.2
Additions / opening balance sheet adjustments	214.2	—	214.2
Foreign currency impact	2.8	(49.0)	(46.2)
Balance at June 30, 2021	$7,089.2	$1,564.0	$8,653.2
As of June 30, 2021 and December 31, 2020, the Company’s trade names had a net carrying amount of $660.6 million and $650.7 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	June 30, 2021	December 31, 2020

Intellectual property, patents, and other intangibles, net of accumulated amortization of $274.9 and $223.7	$1,015.6	$1,007.6
Backlog, net of accumulated amortization of $259.2 and $206.9	1,173.0	1,224.7
Customer relationships, net of accumulated amortization of $306.4 and $276.3	1,026.8	986.2
Total	$3,215.4	$3,218.5
The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangible assets were 12 years, 11 years, 16 years and 8 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation in 2019. Amortization expense for intangible assets was $72.7 million and $142.2 million for the three and six months ended June 30, 2021 and $72.3 million and $141.3 million for the three and six months ended June 30, 2020, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2021	$145.5
2022	290.3
2023	289.6
2024	280.1
2025	277.5

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the consolidated balance sheet. Noncurrent contract assets were $113.5 million at June 30, 2021 and $101.0 million at December 31, 2020, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $66.1 million at June 30, 2021 and $79.6 million at December 31, 2020. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $122.5 million and $108.9 million at June 30, 2021 and December 31, 2020, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheets.
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2021 and 2020 is as follows:

	Contract Assets
In millions	2021	2020
Balance at beginning of year	$544.2	$623.4
Acquisitions	—	4.1
Recognized in current year	369.5	451.8
Reclassified to accounts receivable	(364.0)	(519.1)
Foreign currency impact	(4.5)	(6.2)
Balance at June 30	$545.2	$554.0

	Contract Liabilities
In millions	2021	2020
Balance at beginning of year	$831.2	$799.7
Acquisitions	1.7	6.8
Recognized in current year	339.3	424.7
Amounts in beginning balance reclassified to revenue	(316.7)	(333.9)
Current year amounts reclassified to revenue	(63.3)	(107.5)
Foreign currency impact	(6.1)	(12.0)
Balance at June 30	$786.1	$777.8

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
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Operating lease expense	$14.3	$14.1	$28.5	$28.8
Finance lease expense amortization of leased assets	0.2	0.3	0.2	0.6
Short-term and variable lease expense	0.2	—	0.3	0.1
Sublease income	(0.1)	(0.1)	(0.2)	(0.2)
Total	$14.6	$14.3	$28.8	$29.3
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases	Finance Leases	Total
Remaining 2021	$29.1	$0.4	$29.5
2022	53.9	0.7	54.6
2023	47.6	0.5	48.1
2024	42.4	0.2	42.6
2025	36.8	0.2	37.0
Thereafter	117.4	0.1	117.5
Total lease payments	327.2	2.1	329.3
Less: Present value discount	(27.2)	—	(27.2)
Present value of lease liabilities	$300.0	$2.1	$302.1
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	7.2	7.4
Finance leases	3.5	4.5
Weighted-average discount rate
Operating leases	2.6%	2.7%
Finance leases	1.4%	1.4%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	June 30, 2021		December 31, 2020
In millions		Book Value	Fair Value[1]	Book Value	Fair Value[1]
Senior Credit and 364 Day Facility[2]:
U.S. dollar-denominated Term Loans[3], net of unamortized debt issuance costs of $— and $0.9	—%	—	—	645.1	645.1
Multi-Currency Revolving loan facility[4], net of unamortized debt issuance costs of $0.4 and $0.8	1.5%	—	—	—	—
Senior Notes:
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $0.5 and $0.7	4.5%	249.5	265.5	249.3	267.0
4.15% Senior Notes, due 2024, net of unamortized debt issuance costs of $3.6 and $4.3	4.6%	746.4	813.5	745.7	817.3
3.20% Senior Notes, due 2025, net of unamortized debt discount and debt issuance costs of $3.9 and $4.4	3.4%	496.1	533.6	495.6	533.4
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1.1 and $1.3	3.5%	748.9	807.4	748.7	819.5
1.25% Senior Notes (EUR), due 2027, net of unamortized discount and debt issuance costs of $8.6 and $—	1.3%	584.8	601.1	—	—
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $7.7 and $8.2	5.0%	1,242.3	1,455.9	1,241.8	1,472.2
Other Borrowings		12.2	12.2	113.2	113.1
Total		4,080.2	4,489.2	4,239.4	4,667.6
Less - current portion		0.6	0.6	447.2	447.2
Long-term portion		$4,079.6	$4,488.6	$3,792.2	$4,220.4
1. See Note 14 for information on the fair value measurement of the Company's long-term debt.
2. During the second quarter of 2021, the Company repaid all outstanding term loan borrowings and related interest under the Senior Credit facility and the 364 Day facility.
3. U.S. dollar-denominated Term Loans includes the total outstanding balance of term loans denominated in U.S. dollars from the Senior Credit Facility and the 364 Day Facility.
4. Multi-Currency Revolving loan facility includes total outstanding amounts drawn against the Senior Credit Facility and the 364 Day Facility.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of June 30, 2021 and December 31, 2020, the Company had total combined unamortized discount and debt issuance costs of $25.8 million and $20.5 million, respectively.
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
1. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation, and amortization), as defined in the Senior Credit Facility, to net interest expense for the four quarters then ended.
2. The leverage ratio is defined as net debt as of the last day of such fiscal quarter to EBITDA, as defined in the Senior Credit Facility, for the four quarters then ended.
The Senior Credit Facility was amended in the second quarter of 2021 so the Company may increase the maximum leverage ratio to (x) 3.75 to 1.00 at the end of the fiscal quarter in which the Nordco acquisition was consummated and each of the three fiscal quarters immediately following such fiscal quarter and (y) 3.50 to 1.00 at the end of each of the fourth and fifth full fiscal quarters after the consummation of the Nordco acquisition upon the Company's request. The Company has not requested any increase in the leverage ratio at this time.
The Company was in compliance with all covenants in the Senior Credit Facility as of June 30, 2021.
The following table presents availability under the Revolving Credit Facility at June 30, 2021:

(In millions)	Revolving Credit Facility
Maximum Availability	$1,200.0
Outstanding Borrowings	—
Letters of Credit Under Credit Agreement	(3.6)
Current Availability	$1,196.4
364 Day Facility
On April 10, 2020 the Company entered into a $600 million 364 day credit facility ("364 Day Facility") initially scheduled to mature in April 2021 with a group of banks which includes a $144.0 million revolving credit facility ("364 Day Revolver") and a $456.0 million term loan ("364 Term Loan"). The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company's option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our existing Senior Credit Facility. The obligations under the 364 Day Facility are guaranteed by certain of the Company's U.S. subsidiaries, as guarantors. On June 12, 2020 the Company amended the 364 Day Facility maturity to July 9, 2021.
On June 3, 2021, the Company repaid all outstanding borrowings and related interest, effectively retiring the facility.
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 4.375% Senior Notes due 2023 (the "2023 Notes"), 4.15% Senior Notes due 2024 (the "2024 Notes"), 3.20% Senior Notes due 2025 (the "2025 Notes"), 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes" discussed below), and 4.70% Senior Notes due 2028 (the "2028 Notes"). The 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2028 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes”. Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt, and the Company's guarantee of the Euro Notes, and are senior to all existing and future subordinated indebtedness of the Company.
On June 3, 2021, Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") issued €500.0 million of 1.25% Senior Notes due in 2027, which are fully and unconditionally guaranteed by the Company. The Euro Notes were issued at 99.267% of face value. Interest on the Euro Notes accrues at a rate of 1.25% per annum and is payable annually beginning December 3, 2021. The Company incurred approximately $4.3 million of deferred financing costs related to the issuance of the Euro Notes for total net proceeds of approximately $598.7 million after consideration of the discount.
The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity. The US Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's subsidiaries that is a guarantor under the Senior Credit Facility.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

9. STOCK-BASED COMPENSATION
As of June 30, 2021, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030 and provides a maximum of 9.1 million shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 15, 2020. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation recognized was $16.0 million of expense and $1.6 million of income for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense was $24.2 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $54.5 million.
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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2020	552,669	$69.82	6.1	$4.2
Granted	126,794	$81.21
Exercised	(33,680)	$52.43
Canceled	(21,349)	$75.01
Outstanding at June 30, 2021	624,434	$72.62	6.5	$6.2
Exercisable at June 30, 2021	379,897	$58.63	5.8	$5.3
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30, 2021
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

In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2021, the Company estimates that it will achieve 33%, 113% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2021, 2022, and 2023, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease resulting in recognition in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and incentive stock units activity for the six months ended June 30, 2021:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	656,006	270,645	$73.80
Granted	201,126	241,467	$81.10
Vested	(297,461)	(37,672)	$71.55
Adjustment for incentive stock awards expected to vest	—	119,657	$74.39
Canceled	(22,187)	(23,723)	$74.91
Outstanding at June 30, 2021	537,484	570,374	$77.41

10. INCOME TAXES
The overall effective tax rate was 25.8% and 26.6% for the three and six months ended June 30, 2021, respectively, and 24.9% and 25.2% for the three and six months ended June 30, 2020, respectively.

The increase in the effective tax rate is primarily the result of withholding tax expense on intercompany dividends incurred during the six months ended June 30, 2021.
As of June 30, 2021, the liability for income taxes associated with uncertain tax positions was $15.7 million, of which $14.1 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2020, the liability for income taxes associated with unrecognized tax benefits was $16.4 million, of which $14.8 million, if recognized, would favorably affect the Company's effective tax rate.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $7.5 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In millions, except per share data	2021	2020
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$124.8	$86.8
Less: dividends declared - common shares and non-vested restricted stock	(22.5)	(22.8)
Undistributed earnings	102.3	64.0
Percentage allocated to common shareholders (1)	99.8%	99.7%
	102.1	63.8
Add: dividends declared - common shares	22.4	22.8
Numerator for basic earnings per common share	$124.5	$86.6
Numerator for diluted earnings per common share	$124.5	$86.6
Denominator
Denominator for basic earnings per common share - weighted average shares	188.6	189.8
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.3	0.4
Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversion	188.9	190.2
Net income attributable to Wabtec shareholders per common share
Basic	$0.66	$0.46
Diluted	$0.66	$0.46

(1) Basic weighted-average common shares outstanding	188.6	189.8
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	189.0	190.3
Percentage allocated to common shareholders	99.8%	99.7%

	Six Months Ended June 30,
In millions, except per share data	2021	2020
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$237.2	$198.4
Less: dividends declared - common shares and non-vested restricted stock	(45.4)	(45.8)
Undistributed earnings	191.8	152.6
Percentage allocated to common shareholders (1)	99.7%	99.7%
	191.2	152.1
Add: dividends declared - common shares	45.3	45.7
Numerator for basic earnings per common share	$236.5	$197.8
Numerator for diluted earnings per common share	$236.5	$197.8
Denominator
Denominator for basic earnings per common share - weighted average shares	188.5	190.3
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.4	0.5
Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversion	188.9	190.8
Net income attributable to Wabtec shareholders per common share
Basic	$1.25	$1.04
Diluted	$1.25	$1.04

(1) Basic weighted-average common shares outstanding	188.5	190.3
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	189.0	190.8
Percentage allocated to common shareholders	99.7%	99.7%

The Company’s non-vested restricted stock contains rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock shown above excludes the income attributable to the non-vested restricted stock from the numerator and excludes the dilutive impact of those shares from the denominator. Approximately 0.2 million outstanding shares of Common Stock for the three and six month period of 2021 were not included in the computation of quarterly or year-to-date diluted earnings per share because their exercise price exceeded the average market price of the Company's common stock.

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2021	2020
Balance at beginning of year	$278.5	$267.7
Acquisitions	1.7	4.3
Warranty expense	58.8	54.7
Warranty claim payments	(51.2)	(66.1)
Foreign currency impact and other	(6.0)	(2.1)
Balance at June 30	$281.8	$258.5

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

Foreign Currency Exchange Risk
The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. These contracts typically mature within two years. For the three and six months ended June 30, 2021 and 2020, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income (expense), net. The net loss related to these contracts was $1.5 million and $3.1 million for the three and six months ended June 30, 2021, respectively, and a net loss of $1.6 million and $0.4 million for the three and six months ended June 30, 2020, respectively. These contracts typically mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of June 30, 2021:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$8.0	$0.1	$865.9	$324.5
Cross-currency Swaps
Other current liabilities	(8.4)	—	593.3	—
Total	$(0.4)	$0.1	$1,459.2	$324.5
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
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the six months ended June 30, 2021 and 2020 the amounts reclassified into income were not material.

Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the six months ended June 30, 2021 and 2020 the amounts recognized as income or expense were not material.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 which are included in other current assets and liabilities on the consolidated balance sheet:

		Fair Value Measurements at June 30, 2021 Using
	Total Carrying Value at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2021	(Level 1)	(Level 2)	(Level 3)
Foreign Exchange Contracts
Other current assets	$8.1	$—	$8.1	$—
Other current liabilities	—	—	—	—
Cross-Currency Swap Agreement
Other current liabilities	(8.4)	—	(8.4)	—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2021 and December 31, 2020. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy and includes $130.0 million classified as "Other accrued liabilities" on the Company's consolidated balance sheet and $219.2 million in long-term liabilities classified as "Contingent consideration" on the Company's consolidated balance sheet. The fair value approximates the carrying value at June 30, 2021.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Additionally, from time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property or other causes of action. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the first six months of 2021, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure or the Company's ordinary operations.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail has successfully completed a remediation plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail. DTC's claim against RTD proceeded to trial on September 21, 2020; the trial has been completed, included post-trial submission. A decision is expected by the end of 2021.
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
Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses, builds new commuter locomotives, refurbishes subway cars, provides heating, ventilation, and air conditioning equipment and doors for buses and subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of subway cars and buses around the world.
The Company evaluates its business segments’ operating results based on income from operations. Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense, and other unallocated charges. Since certain administrative and other operating expenses have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for the three months ended June 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,335.9	$676.4	$—	$2,012.3
Intersegment sales/(elimination)	11.8	7.0	(18.8)	—
Total sales	$1,347.7	$683.4	$(18.8)	$2,012.3
Income (loss) from operations	$173.2	$45.3	$(15.2)	$203.3
Interest expense and other, net	—	—	(34.6)	(34.6)
Income (loss) before income taxes	$173.2	$45.3	$(49.8)	$168.7
Segment financial information for the three months ended June 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,204.7	$532.7	$—	$1,737.4
Intersegment sales/(elimination)	12.9	6.1	(19.0)	—
Total sales	$1,217.6	$538.8	$(19.0)	$1,737.4
Income (loss) from operations	$141.5	$40.2	$(22.3)	$159.4
Interest expense and other, net	—	—	(45.1)	(45.1)
Income (loss) before income taxes	$141.5	$40.2	$(67.4)	$114.3
Segment financial information for the six months ended June 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,519.2	$1,323.3	$0.0	$3,842.5
Intersegment sales/(elimination)	24.2	16.7	(40.9)	0.0
Total sales	$2,543.4	$1,340.0	$(40.9)	$3,842.5
Income (loss) from operations	$315.0	$115.4	$(35.5)	$394.9
Interest expense and other, net	—	—	(68.0)	(68.0)
Income (loss) before income taxes	$315.0	$115.4	$(103.5)	$326.9
Segment financial information for the six months ended June 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,505.7	$1,161.6	$0.0	$3,667.3
Intersegment sales/(elimination)	25.4	15.2	(40.6)	0.0
Total sales	$2,531.1	$1,176.8	$(40.6)	$3,667.3
Income (loss) from operations	$303.2	$108.8	$(35.3)	$376.7
Interest expense and other, net	—	—	(113.2)	(113.2)
Income (loss) before income taxes	$303.2	$108.8	$(148.5)	$263.5

Sales to external customers by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Freight Segment
Equipment	$327.8	$334.9	$589.6	$742.9
Components	224.3	195.5	426.8	415.9
Digital Electronics	161.8	165.5	318.3	339.1
Services	622.0	508.8	1,184.5	1,007.8
Total Freight Segment	$1,335.9	$1,204.7	$2,519.2	$2,505.7

Transit Segment
Original Equipment Manufacturer	$320.4	$227.3	$607.2	$514.3
Aftermarket	356.0	305.4	716.1	647.3
Total Transit Segment	$676.4	$532.7	$1,323.3	$1,161.6

17. OTHER INCOME (EXPENSE), NET
The components of Other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Foreign currency gain (loss)	$2.3	$(0.3)	$10.9	$(14.1)
Equity income	4.6	2.0	7.3	1.1
Expected return on pension assets/amortization	2.7	2.3	5.4	4.7
Other miscellaneous income (expense)	0.7	2.3	0.9	(0.2)
Total other income (expense), net	$10.3	$6.3	$24.5	$(8.5)

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
OVERVIEW
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2021, approximately 59% of the Company’s revenues came from customers outside the United States.
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
The U.S. and other international governments have deemed rail transportation as “critical infrastructure” providing essential services during the COVID-19 pandemic. As a supplier and service provider for the global freight rail and passenger transit industries, Wabtec has an obligation to continue operations to support the safe and efficient operation of these industries; however, the COVID-19 pandemic had a materially adverse impact on our operations and business results for the six months ended June 30, 2021 and 2020 which is discussed in the Results of Operations section below. We continue to work with our employees, customers, and suppliers to navigate the impacts of COVID-19. We also continue to assess possible implications to our business, customers, supply chain and end-markets and to take actions in an effort to mitigate adverse consequences.
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

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2021 COMPARED TO SECOND QUARTER 2020
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In millions	2021	2020
Net sales:
Sales of goods	$1,588.0	$1,406.1
Sales of services	424.3	331.3
Total net sales	2,012.3	1,737.4
Cost of sales:
Cost of goods	(1,185.0)	(1,061.3)
Cost of services	(247.2)	(189.4)
Total cost of sales	(1,432.2)	(1,250.7)
Gross profit	580.1	486.7
Operating expenses:
Selling, general and administrative expenses	(262.1)	(216.8)
Engineering expenses	(42.0)	(38.2)
Amortization expense	(72.7)	(72.3)
Total operating expenses	(376.8)	(327.3)
Income from operations	203.3	159.4
Other income and expenses:
Interest expense, net	(44.9)	(51.4)
Other income, net	10.3	6.3
Income before income taxes	168.7	114.3
Income tax expense	(43.5)	(28.5)
Net income	125.2	85.8
Less: Net (income) loss attributable to noncontrolling interest	(0.4)	1.0
Net income attributable to Wabtec shareholders	$124.8	$86.8
The following table shows the major components of the change in sales in the three months ended June 30, 2021 from the three months ended June 30, 2020:

In millions	Freight Segment	Transit Segment	Total
Second Quarter 2020 Net Sales	$1,204.7	$532.7	$1,737.4
Acquisitions	37.9	—	37.9
Foreign Exchange	20.7	62.9	83.6
Organic	72.6	80.8	153.4
Second Quarter 2021 Net Sales	$1,335.9	$676.4	$2,012.3
Net sales
Net sales for the three months ended June 30, 2021 increased by $275 million, or 15.8%, to $2.0 billion compared to the same period in 2020. The increase is primarily due to an organic increase of $81 million in the Transit Segment, due to higher demand for original equipment door, HVAC, and brakes systems. Additionally, organic sales in the Freight Segment increased $73 million due to an increase in Services and Components, partially offset by lower Equipment sales.
Cost of sales
Cost of sales for the three months ended June 30, 2021 increased by $182 million, or 14.5%, to $1.4 billion compared to the same period in 2020. The increase is primarily due to the sales increases discussed above. Cost of sales for the three months ended June 30, 2021 includes $21 million of restructuring costs, primarily for footprint rationalization in the UK and as part of the ongoing integration actions related to the GE Transportation acquisition. Cost of sales in the three months ended June 30, 2020 included $17 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization, and related headcount actions as part of the GE Transportation acquisition integration. Excluding these charges in both years, cost of sales as a percentage of sales was 70.1% in 2021 and 71.0% in 2020, representing a 0.9 percentage point decrease. The decrease can be attributed to improved absorption of overhead costs, product mix in Freight towards higher margin Services sales and by lessening disruption caused by the COVID-19 pandemic in the current year.
Operating expenses
Total operating expenses increased $50 million, or 15.1%, for the three months ended June 30, 2021 to 18.7% of sales. Restructuring and transaction costs included in selling, general, and administrative expense ("SG&A") were $9 million and $13 million for the three months ended June 30, 2021 and 2020, respectively, and were primarily for footprint rationalization and related headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition. Excluding restructuring and transaction costs, SG&A increased $50 million primarily to support the increased sales volumes and higher employee benefit costs and includes $4 million of incremental expense from the acquisition of Nordco. Engineering expense increased $4 million and amortization expense remained flat.
Interest expense, net
Interest expense, net, decreased $7 million for the three months ended June 30, 2021 compared to the same period in 2020 attributable to lower overall average debt balances and lower interest rates.
Other income (expense), net
Other income (expense), net, was $10 million of income for the three months ended June 30, 2021 compared to $6 million of income in the same period of 2020. The variance is primarily driven by foreign exchange gains in the current year and an increase in income from equity method investments.
Income taxes
The effective income tax rate was 25.8% and 24.9% for the three months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate is primarily the result of withholding tax expense on intercompany dividends incurred in 2021.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2021	2020
Net sales:
Sales of goods	$917.9	$880.7
Sales of services	418.0	324.0
Total net sales	1,335.9	1,204.7
Cost of sales:
Cost of goods	(680.2)	(668.5)
Cost of services	(242.2)	(183.5)
Total cost of sales	(922.4)	(852.0)

Gross profit	413.5	352.7

Operating expenses	(240.3)	(211.2)

Income from operations ($)	$173.2	$141.5
Income from operations (%)	13.0%	11.7%
The following table shows the major components of the change in net sales for the Freight Segment in the second quarter of 2021 from the second quarter of 2020:

In millions
Second Quarter 2020 Net Sales	$1,204.7
Acquisitions	37.9
Foreign Exchange	20.7
Changes in Sales by Product Line:
Equipment	(10.9)
Components	20.3
Digital Electronics	(9.0)
Services	72.2
Second Quarter 2021 Net Sales	$1,335.9
Net sales
Freight Segment sales for the three months ended June 30, 2021 increased by $131 million, or 10.9%, to $1.3 billion, compared to the same period in 2020. Organic sales increased $72 million primarily in Services due to higher locomotive modernizations and lower locomotive parkings and in Components due to a higher freight car build partially offset by lower equipment sales. Sales from acquisitions contributed $38 million and favorable foreign currency exchange rates increased net sales by $21 million.
Cost of sales
Freight Segment cost of sales for the three months ended June 30, 2021 increased by $70 million, or 8.3%, to $922 million, compared to the same period in 2020. The increase is attributable to the organic sales increase discussed above. Cost of sales for the three months ended June 30, 2021 includes a $3 million charge related to purchase price accounting for the step-up of Nordco inventory. The second quarter of 2020 included $13 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization, and related headcount actions as part of the integration of the GE Transportation acquisition and in response to the COVID-19 pandemic. Excluding these charges, cost of sales as a percentage of sales was 68.8% in 2021 and 69.7% in 2020, representing a 0.9 percentage point decrease. The decrease can be attributed to the mix of sales and improved absorption of fixed costs as the prior year was particularly affected by the COVID-19 pandemic.

Operating expenses
Freight Segment operating expenses increased $29 million, or 13.8%, in 2021 to $240 million, or 18.0% of sales. Restructuring and transaction costs included in SG&A were $2 million and $7 million for the three months ended June 30, 2021 and 2020, respectively, and were primarily for headcount actions as part of the ongoing integration of GE Transportation. Excluding restructuring and transaction costs, SG&A increased $35 million primarily to support the higher sales volumes and higher employee benefit costs. Additionally, engineering and amortization expenses remained consistent year over year.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2021	2020
Net sales	$676.4	$532.7
Cost of sales	(509.8)	(398.7)
Gross profit	166.6	134.0

Operating expenses	(121.3)	(93.8)

Income from operations ($)	$45.3	$40.2
Income from operations (%)	6.7%	7.5%
The following table shows the major components of the change in net sales for the Transit Segment in the second quarter of 2021 from the second quarter of 2020:

In millions
Second Quarter 2020 Net Sales	$532.7
Foreign Exchange	62.9
Changes in Sales by Product Line:
Original Equipment Manufacturing	64.9
Aftermarket	15.9
Second Quarter 2021 Net Sales	$676.4
Net sales
Transit Segment sales for the three months ended June 30, 2021 increased by $144 million, or 27.0%, to $676 million compared to the same period in 2020. The increase is primarily attributed to higher demand for Original Equipment and Aftermarket products driven by the recovery from the COVID-19 pandemic and increased global infrastructure investment. Favorable foreign currency exchange rate changes increased net sales by $63 million.
Cost of sales
Transit Segment cost of sales for the three months ended June 30, 2021 increased by $111 million, or 27.9%, to $510 million compared to the same period in 2020. The increase is primarily attributable to the organic sales increase discussed above and higher warranty expense in the current year. Cost of sales for the three months ended June 30, 2021 and 2020 includes $18 million and $4 million of restructuring costs, respectively, primarily due to footprint rationalization in the UK. Excluding these charges, cost of sales as a percentage of sales was 72.8% in 2021 and 74.0% in 2020, representing a 1.2 percentage point decrease. The decrease can be attributed to lessening disruptions caused by the COVID-19 pandemic in the current year as well as favorable product mix towards more higher margin products.
Operating expenses
Transit Segment operating expenses increased $27.5 million, or 29.3%, in 2021 to $121.3 million or 17.9% of sales. Restructuring and transaction costs included in SG&A were $5 million and $2 million for the three months ended June 30, 2021 and 2020, respectively, and were primarily for footprint rationalization and related headcount actions. Excluding restructuring and transaction costs, SG&A increased $19 million primarily to support the increase in sales volumes and due to increased employee benefit costs. Additionally, engineering expense increased $5 million and amortization expensed remained consistent year over year.

FIRST SIX MONTHS OF 2021 COMPARED TO FIRST SIX MONTHS OF 2020
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Six Months Ended June 30,
In millions	2021	2020
Net sales:
Sales of goods	$3,073.1	$2,996.9
Sales of services	769.4	670.4
Total net sales	3,842.5	3,667.3
Cost of sales:
Cost of goods	(2,292.7)	(2,217.2)
Cost of services	(435.5)	(384.7)
Total cost of sales	(2,728.2)	(2,601.9)
Gross profit	1,114.3	1,065.4
Operating expenses:
Selling, general and administrative expenses	(497.5)	(460.2)
Engineering expenses	(79.7)	(87.2)
Amortization expense	(142.2)	(141.3)
Total operating expenses	(719.4)	(688.7)
Income from operations	394.9	376.7
Other income and expenses:
Interest expense, net	(92.5)	(104.7)
Other income (expense), net	24.5	(8.5)
Income before income taxes	326.9	263.5
Income tax expense	(87.0)	(66.5)
Net income	239.9	197.0
Less: Net (income) loss attributable to noncontrolling interest	(2.7)	1.4
Net income attributable to Wabtec shareholders	$237.2	$198.4
The following table shows the major components of the change in sales in the six months ended June 30, 2021 from the six months ended June 30, 2020:

In millions	Freight Segment	Transit Segment	Total
First Six Months of 2020 Net Sales	$2,505.7	$1,161.6	$3,667.3
Acquisitions	38.4	—	38.4
Foreign Exchange	17.7	111.5	129.2
Organic	(42.6)	50.2	7.6
First Six Months of 2021 Net Sales	$2,519.2	$1,323.3	$3,842.5
Net sales
Net sales for the six months ended June 30, 2021 increased by $175 million, or 4.8%, to $3.8 billion compared to the same period in 2020 with foreign exchange rates being the primary driver of the increase. Transit segment organic sales increased $50 million due to improved demand for original equipment door, HVAC, and brakes systems. This increase is partially offset by an organic decrease in the Freight segment of $43 million due to lower locomotive Equipment sales, particularly in North America partially offset by an increase in Services sales from higher locomotive modernizations and a decrease in locomotive parkings. Sales from acquisitions contributed $38 million.
Cost of sales
Cost of sales for the six months ended June 30, 2021 increased by $126 million, or 4.9%, to $2.7 billion compared to the same period in 2020. The increase is primarily due to the sales increases discussed above. Cost of sales for the six months ended June 30, 2021 includes $25 million of restructuring costs, primarily for footprint rationalization and headcount actions in the UK and the ongoing integration actions related to the GE Transportation acquisition. Cost of sales in the first six months of 2020 included $19 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization and related headcount actions as part of the integration of the GE Transportation acquisition and in response to the COVID-19 pandemic. Excluding these charges in both years, cost of sales as a percentage of sales was 70.3% in 2021 and 70.4% in 2020, representing a 0.1 percentage point decrease. The decrease can be attributed to synergy savings and the structural cost actions taken in the prior year.
Operating expenses
Total operating expenses increased $31 million, or 4.5%, in the first six months of 2021 compared to the same period in 2020. Operating expenses as a percentage of sales was 18.7% and 18.8% for the six months ended June 30, 2021 and 2020, respectively. Restructuring and transaction costs included in selling, general, and administrative expense ("SG&A") were $20 million and $29 million for the six months ended June 30, 2021 and 2020, respectively and were primarily for headcount actions and footprint rationalization in the UK and as part of the integration of GE Transportation. Excluding restructuring and transaction costs, SG&A increased $46 million primarily due to costs incurred to support the higher sales volumes and higher employee benefit costs. Incremental expense from acquisitions in SG&A was $4 million related to the acquisition of Nordco. Engineering expense increased $8 million and amortization expense remained flat.
Interest expense, net
Interest expense, net, decreased $12 million in the first six months of 2021 compared to the same period in 2020 attributable to lower overall average debt balances and lower interest rates.
Other income (expense), net
Other income (expense), net, was $25 million of income in the first six months of 2021 compared to $9 million of expense in the same period of 2020. The variance is primarily driven by foreign exchange gains in the current year and an increase in income from equity method investments.
Income taxes
The effective income tax rate was 26.6% and 25.2% for the six months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate is primarily the result of withholding tax expense on intercompany dividends incurred in 2021.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2021	2020
Net sales:
Sales of goods	$1,762.6	$1,851.3
Sales of services	756.6	654.4
Total net sales	2,519.2	2,505.7
Cost of sales:
Cost of goods	(1,324.0)	(1,379.4)
Cost of services	(425.5)	(372.0)
Total cost of sales	(1,749.5)	(1,751.4)

Gross profit	769.7	754.3

Operating expenses	(454.7)	(451.1)

Income from operations ($)	$315.0	$303.2
Income from operations (%)	12.5%	12.1%
The following table shows the major components of the change in net sales for the Freight Segment in the first six months of 2021 from the first six months of 2020:

In millions
First Six Months of 2020 Net Sales	$2,505.7
Acquisitions	38.4
Foreign Exchange	17.7
Changes in Sales by Product Line:
Equipment	(152.7)
Components	(2.9)
Digital Electronics	(29.3)
Services	142.3
First Six Months of 2021 Net Sales	$2,519.2
Net sales
Freight Segment sales for the six months ended June 30, 2021 increased by $14 million, or 0.5%, to $2.5 billion, compared to the same period in 2020. Organic sales decreased by $43 million primarily due to lower locomotive Equipment sales, particularly in North America, partially offset by an increase in Services sales due to higher locomotive modernizations and overhauls and a decrease in parking of locomotives. The organic sales decrease was more than offset by sales from acquisitions of $38 million and the effects of favorable foreign exchange rates of $18 million.
Cost of sales
Freight Segment cost of sales for the six months ended June 30, 2021 decreased by $2 million to $1.7 billion, compared to the same period in 2020. Cost of sales for the six months ended June 30, 2021 includes $5 million of restructuring and transaction costs, primarily for a charge related to purchase price accounting for the step-up of Nordco inventory and headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition. Cost of sales in the first six months of 2020 included $14 million of restructuring costs, primarily for the exit of certain product lines, costs for site closures, and related headcount actions as part of the integration of the GE Transportation acquisition and in response to the COVID-19 pandemic. Excluding these charges in both years, cost of sales as a percentage of sales was 69.3% in for both the six months ended June 30, 2021 and 2020, respectively.

Operating expenses
Freight Segment operating expenses for the six months ended June 30, 2021 decreased $4 million compared to the same period in 2020. Operating expenses as a percentage of sales was 18.0% in both periods. Restructuring and transaction costs included in selling, general, and administrative expense ("SG&A") were $9 million and $21 million for the six months ended June 30, 2021 and 2020, respectively and were primarily for headcount actions and footprint rationalization as part of the integration of GE Transportation. Excluding restructuring and transaction costs, SG&A increased $25 million primarily due to costs incurred to support the higher sales volumes and higher employee benefit costs. Additionally, incremental expense from acquisitions in SG&A was $4 million related to the acquisition of Nordco. Engineering expense decreased $10 million due to cost control measures on research and development projects and amortization expense remained consistent year over year.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2021	2020
Net sales	$1,323.3	$1,161.6
Cost of sales	(978.7)	(850.5)
Gross profit	344.6	311.1

Operating expenses	(229.2)	(202.3)

Income from operations ($)	$115.4	$108.8
Income from operations (%)	8.7%	9.4%
The following table shows the major components of the change in net sales for the Transit Segment in the first six months of 2021 from the first six months of 2020:

In millions
First Six Months of 2020 Net Sales	$1,161.6
Foreign Exchange	111.5
Changes in Sales by Product Line:
Original Equipment Manufacturing	43.6
Aftermarket	6.6
First Six Months of 2021 Net Sales	$1,323.3
Net sales
Transit Segment sales for the six months ended June 30, 2021 increased by $162 million, or 13.9%, to $1,323 million compared to the same period in 2020, with foreign exchange rates being the primary driver of the increase. Transit segment organic sales increased $50 million due to improved demand for original equipment door, HVAC, and brakes systems.
Cost of sales
Transit Segment cost of sales for the six months ended June 30, 2021 increased by $128 million, or 15.1%, to $979 million compared to the same period in 2020. The increase is in line with the sales increase discussed above. Cost of sales for the six months ended June 30, 2021 and 2020 includes $20 million and $5 million of restructuring and transactions costs, respectively, primarily for footprint rationalization in the UK. Excluding these costs, cost of sales as a percentage of sales was 72.4% in 2021 and 72.8% in 2020, a 0.4 percentage point decrease over the comparable period in 2020, attributable to a higher mix of Aftermarket products and larger impacts that the COVID-19 pandemic had on margins in 2020.
Operating expenses
Transit Segment operating expenses increased $27 million, or 13.3%, in 2021 to 17.3% of sales. Restructuring and transaction costs included within SG&A were $6 million and $3 million for the six months ended June 30, 2021 and 2020, respectively, and were primarily for headcount actions and footprint rationalization in the UK. Excluding restructuring and transaction costs, SG&A increased $21 million primarily to support the increase in sales volumes and higher employee benefit costs. Engineering expense and amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s Senior Notes and Senior Credit Facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In millions	2021	2020
Cash provided by (used for):
Operating activities	$515.4	$228.6
Investing activities	$(452.4)	$(98.2)
Financing activities	$(212.5)	$(123.5)
Operating activities In the first six months of 2021, cash provided by operations was $515 million compared to cash provided by operations of $229 million in the first six months of 2020. Significant changes to the sources and (uses) of cash for the six month periods include the following:
•$6 million from net changes in working capital driven by: ($275) million related to changes in receivables due to timing and volume of sales and the net change in the Revolving Receivables Program; $38 million improvement in inventory from higher sales volume; $231 million improvement from accounts payable, primarily due to the timing of payments to suppliers;
•and approximately $130 million related to cash payments made during 2020 for costs related to the GE Transportation acquisition and settlement of litigation that did not recur;
The remaining change in cash from operating activities is primarily attributable to higher Net income and other changes in the related statement of income and other changes in the consolidated balance sheet.
Investing activities In the first six months of 2021 and 2020, cash used for investing activities was $452 million and $98 million, respectively. The major components of the cash outflow in 2021 were $56 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes, and $405 million in net cash paid for the acquisition of Nordco. This compares to $68 million in property, plant, and equipment for additions in the first six months of 2020 and $40 million in net cash paid for acquisitions. Additional information with respect to acquisitions is included in Note 3 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.
Financing activities In the first six months of 2021, cash used for financing activities was $213 million which included $3.0 billion in proceeds from debt, $3.2 billion in repayments of debt, $1 million in stock repurchases and $46 million of dividend payments. In the first six months of 2020, cash used for financing activities was $124 million, which included $2.1 billion in proceeds from debt, $2.1 billion in repayments of debt, $105 million in stock repurchases and $46 million of dividend payments.
As of June 30, 2021, the Company held approximately $454 million of cash and cash equivalents. Of this amount, approximately $56 million was held within the United States and approximately $398 million was held outside of the United States, primarily in Europe, India and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States.
Additional information with respect to credit facilities and long-term debt is included in Note 8 of the "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Revolving Receivables Program
In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of the Originators through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary which held additional receivables of $332.7 million at June 30, 2021 that are pledged as collateral under this agreement. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at June 30, 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
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
Guarantor Summarized Financial Information
The obligations under the Company's US Notes, Senior Credit Facility, and 364 Day Facility have been fully and unconditionally guaranteed by certain of the Company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. The Euro Notes are issued by Wabtec Netherlands and are fully and unconditionally guaranteed by the Company.
The following tables present summarized financial information of the parent and the guarantor subsidiaries on a combined basis for the Company's US Notes, Senior Credit Facility, and 364 Day Facility. The combined summarized financial information eliminates intercompany balances and transactions among the parent and guarantor subsidiaries and equity in earnings and investments in any guarantor subsidiaries or non-guarantor subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2021
Net sales	$1,864.8
Gross profit	$402.9
Net income attributable to Wabtec shareholders	$43.6
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	June 30, 2021	December 31, 2020
Current assets	$887.0	$1,092.3
Noncurrent assets	$1,933.2	$1,835.7
Current liabilities	$1,098.5	$1,408.8
Long-term debt	$3,480.9	$3,779.6
Other non-current liabilities	$573.5	$373.9

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2021
Net sales to non-guarantor subsidiaries	$349.4
Purchases from non-guarantor subsidiaries	$67.1

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	June 30, 2021
Amount due from/(to) non-guarantor subsidiaries	$(2,323.1)
Summarized Financial Information—Euro Notes
The obligations under Wabtec Netherlands’ Euro Notes are fully and unconditionally guaranteed by the Company. Wabtec Netherlands is a wholly-owned, indirect subsidiary of the Company. Wabtec Netherlands is a holding company and does not have any independent operations. Its assets consist of its investments in subsidiaries, which are separate and distinct legal entities that are not guarantors of the Euro Notes and have no obligations to pay amounts due under Wabtec Netherlands’ obligations.
The following tables present summarized financial information of Wabtec Netherlands, as the issuer of the Euro Notes, and the Company, as the parent guarantor, on a combined basis. The combined summarized financial information eliminates all intercompany balances and transactions among Wabtec Netherlands and the Company as well as all equity in earnings from and investments in any subsidiary of the Company, other than Wabtec Netherlands, which we refer to below as the Non-Issuer and Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and parent guarantor.
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Six Months Ended June 30, 2021
Net sales	$274.5
Gross profit	$47.7
Net income attributable to Wabtec shareholders	$(193.2)
Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	June 30, 2021	December 31, 2020
Current assets	$216.6	$407.9
Noncurrent assets	$703.6	$709.8
Current liabilities	$428.1	$824.1
Long-term debt	$4,067.5	$3,779.6
Other non-current liabilities	$308.6	$314.1
The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Wabtec and Wabtec Netherlands
In millions	Six Months Ended June 30, 2021
Net sales to non-guarantor subsidiaries	$36.1
Purchases from non-guarantor subsidiaries	$55.2

Unaudited
Wabtec and Wabtec Netherlands
In millions	June 30, 2021
Amount due from/(to) non-guarantor subsidiaries	$(4,882.1)
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
•political developments and laws and regulations, including those related to Positive Train Control; or
•tax law, regulation and policy; or
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
Contractual Obligations
On June 3, 2021, Wabtec Netherlands completed a public offering and sale of €500.0 million aggregate principal amount of Euro Notes. The Euro Notes will bear interest from June 3, 2021, at a rate equal to 1.250% per year, with payments made annually commencing on December 3, 2021. Additionally, during the second quarter of 2021, all U.S. dollar-denominated Term Loans were repaid. As a result of these collective changes, interest payment obligations related to total debt as of June 30, 2021 are expected to be $161.9 million for 2021, $311.3 million for 2022-2023, $230.9 million for 2024-2025, and $226.3 million thereafter for a combined total of $930.4 million. Further, as of June 30, 2021, contractual obligations related to the repayment of Long-term debt are expected to be $0.6 million for 2021, $250.0 million for 2022-2023, $1,261.6 million for 2024-2025, and $2,593.3 million thereafter for a combined total of $4,105.5 million.

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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2021. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2021:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2021	—	$—	—	$499.4
May 2021	—	$—	—	$499.4
June 2021	—	$—	—	$499.4
Total quarter ended June 30, 2021	—	$—	—	$499.4
(1)    On February 11, 2021, the Board of Directors increased its stock repurchase authorization such that the Company has $500 million available for stock repurchases of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $500 million of which about $292.2 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, the 364 Day Facility (which has since been retired) and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

4.1
Base Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V, as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2021)

4.2
First Supplemental Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V, as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 3, 2021)

4.3	Form of 1.250% Notes due 2027 (included in Exhibit 4.2 hereof)

10.1
Second Amendment to Credit Agreement, dated as of April 22, 2021, among Westinghouse Air Brake Technologies Corporation, Wabtec Netherlands B.V. and the other borrowing subsidiaries party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2021)

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 29, 2021