Form 10-Q
period 2021-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2021-10-27
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 22, 2021, there were 186,821,013 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2021
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	September 30, 2021	December 31, 2020
Assets
Assets
Cash, cash equivalents and restricted cash	$456.4	$598.7
Accounts receivable	960.3	969.3
Unbilled accounts receivable	406.7	443.2
Inventories	1,689.6	1,642.1
Other current assets	247.1	226.5
Total current assets	3,760.1	3,879.8
Property, plant and equipment, net	1,509.0	1,601.6
Goodwill	8,604.7	8,485.2
Other intangible assets, net	3,779.8	3,869.2
Other noncurrent assets	698.3	618.7
Total noncurrent assets	14,591.8	14,574.7
Total Assets	$18,351.9	$18,454.5
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$947.3	$909.4
Customer deposits	556.9	642.7
Accrued compensation	309.3	242.3
Accrued warranty	238.1	240.1
Current portion of long-term debt	3.8	447.2
Other accrued liabilities	756.2	744.6
Total current liabilities	2,811.6	3,226.3
Long-term debt	4,067.2	3,792.2
Accrued postretirement and pension benefits	104.2	113.5
Deferred income taxes	184.7	168.4
Contingent consideration	219.8	218.1
Other long term liabilities	773.2	783.3
Total Liabilities	8,160.7	8,301.8
Commitments and contingencies (Note 15)
Equity
Common stock, $.01 par value; 500.0 shares authorized: 226.9 and 226.9 shares issued and 186.8 and 188.9 outstanding at September 30, 2021 and December 31, 2020, respectively	2.0	2.0
Additional paid-in capital	7,905.6	7,880.6
Treasury stock, at cost, 40.1 and 38.0 shares, at September 30, 2021 and December 31, 2020, respectively	(1,206.2)	(1,010.1)
Retained earnings	3,887.8	3,588.9
Accumulated other comprehensive loss	(432.6)	(339.1)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,156.6	10,122.3
Noncontrolling interest	34.6	30.4
Total Equity	10,191.2	10,152.7
Total Liabilities and Equity	$18,351.9	$18,454.5
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2021	2020	2021	2020

Net sales:
Sales of goods	$1,489.1	$1,543.6	$4,562.2	$4,540.5
Sales of services	417.8	321.5	1,187.2	991.9
Total net sales	1,906.9	1,865.1	5,749.4	5,532.4
Cost of sales:
Cost of goods	(1,075.5)	(1,109.9)	(3,368.2)	(3,327.1)
Cost of services	(229.1)	(189.0)	(664.6)	(573.7)
Total cost of sales	(1,304.6)	(1,298.9)	(4,032.8)	(3,900.8)
Gross profit	602.3	566.2	1,716.6	1,631.6
Operating expenses:
Selling, general and administrative expenses	(269.0)	(252.7)	(766.5)	(712.9)
Engineering expenses	(43.8)	(36.5)	(123.5)	(123.7)
Amortization expense	(72.5)	(70.3)	(214.7)	(211.6)
Total operating expenses	(385.3)	(359.5)	(1,104.7)	(1,048.2)
Income from operations	217.0	206.7	611.9	583.4
Other income and expenses:
Interest expense, net	(42.2)	(45.6)	(134.7)	(150.3)
Other income, net	0.5	14.3	25.0	5.8
Income before income taxes	175.3	175.4	502.2	438.9
Income tax expense	(43.5)	(46.9)	(130.5)	(113.4)
Net income	131.8	128.5	371.7	325.5
Less: Net (income) loss attributable to noncontrolling interest	(1.2)	(0.4)	(3.9)	1.0
Net income attributable to Wabtec shareholders	$130.6	$128.1	$367.8	$326.5

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.69	$0.67	$1.95	$1.71
Diluted
Net income attributable to Wabtec shareholders	$0.69	$0.67	$1.95	$1.71

Weighted average shares outstanding
Basic	187.6	189.8	188.2	190.1
Diluted	188.0	190.2	188.6	190.6

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020

Net income attributable to Wabtec shareholders	$130.6	$128.1	$367.8	$326.5
Foreign currency translation (loss) gain	(59.9)	53.8	(87.8)	(98.4)
Unrealized (loss) gain on derivative contracts	(0.4)	2.8	(7.8)	1.8
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	4.4	(0.6)	—	(3.5)
Other comprehensive (loss) income before tax	(55.9)	56.0	(95.6)	(100.1)
Income tax (expense) benefit related to components of Other comprehensive (loss) income	(0.9)	(0.5)	2.1	0.4
Other comprehensive (loss) income, net of tax	(56.8)	55.5	(93.5)	(99.7)
Comprehensive income attributable to Wabtec shareholders	$73.8	$183.6	$274.3	$226.8

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In millions	2021	2020

Operating Activities
Net income	$371.7	$325.5
Adjustments to reconcile Net income to cash provided by (used for) operating activities:
Depreciation and amortization	368.6	353.3
Stock-based compensation expense	34.2	17.6
Below market intangible amortization	(36.2)	(67.9)
Net loss on disposal of property, plant and equipment	7.1	3.0
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	34.9	245.2
Inventories	(32.3)	7.8
Accounts payable	41.1	(203.4)
Accrued income taxes	28.9	17.9
Accrued liabilities and customer deposits	(11.0)	(76.3)
Other assets and liabilities	(47.7)	(164.6)
Net cash provided by operating activities	759.3	458.1
Investing Activities
Purchase of property, plant and equipment	(78.5)	(98.7)
Proceeds from disposal of assets and businesses	8.3	19.1
Acquisitions of businesses, net of cash acquired	(405.1)	(40.3)
Net cash used for investing activities	(475.3)	(119.9)
Financing Activities
Proceeds from debt	4,328.6	2,936.0
Payments of debt	(4,491.3)	(3,117.1)
Repurchase of stock	(200.3)	(105.3)
Cash dividends	(68.9)	(69.2)
Other financing activities	(1.4)	(5.2)
Net cash used for financing activities	(433.3)	(360.8)
Effect of changes in currency exchange rates	7.0	(22.3)
Decrease in cash	(142.3)	(44.9)
Cash, cash equivalents and restricted cash, beginning of period	598.7	604.2
Cash, cash equivalents and restricted cash, end of period	$456.4	$559.3

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions, except per share data	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2020	226.9	$2.0	$7,880.6	(38.0)	$(1,010.1)	$3,588.9	$(339.1)	$30.4	$10,152.7
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(5.4)	—	0.2	—	—	—	(5.2)
Stock based compensation	—	—	8.7	—	—	—	—	—	8.7
Net income	—	—	—	—	—	112.4	—	2.3	114.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(69.9)	—	(69.9)
Stock repurchase	—	—	—	—	(1.2)	—	—	—	(1.2)
Other	—	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2021	226.9	$2.0	$7,883.9	(38.0)	$(1,011.1)	$3,678.3	$(409.0)	$33.0	$10,177.1
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(1.1)	0.1	2.5	—	—	—	1.4
Stock based compensation	—	—	13.9	—	—	—	—	—	13.9
Net income	—	—	—	—	—	124.8	—	0.4	125.2
Other comprehensive income, net of tax	—	—	—	—	—	—	33.2	—	33.2
Balance, June 30, 2021	226.9	$2.0	$7,896.7	(37.9)	$(1,008.6)	$3,780.1	$(375.8)	$33.4	$10,327.8
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(22.9)	—	—	(22.9)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	0.8	0.1	1.5	—	—	—	2.3
Stock based compensation	—	—	8.1	—	—	—	—	—	8.1
Net income	—	—	—	—	—	130.6	—	1.2	131.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(56.8)	—	(56.8)
Stock repurchase	—	—	—	(2.3)	(199.1)	—	—	—	(199.1)
Balance, September 30, 2021	226.9	$2.0	$7,905.6	(40.1)	$(1,206.2)	$3,887.8	$(432.6)	$34.6	$10,191.2

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2021, approximately 58% of the Company’s revenues came from customers outside the United States.

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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of September 30, 2021, the Company's remaining performance obligations were $21.1 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary which held receivables of $284.8 million at September 30, 2021 that are pledged as collateral under this agreement. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at September 30, 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Gross receivables sold/cash proceeds received	$959.1	$583.0
Collections reinvested under revolving agreement	874.9	485.5
Net cash proceeds received	$84.2	$97.5
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
Accumulated Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2021 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at June 30, 2021	$(288.1)	$(3.1)	$(84.6)	$(375.8)
Other comprehensive (loss) income before reclassifications	(59.9)	(0.3)	2.7	(57.5)
Amounts reclassified from Accumulated other comprehensive loss	—	—	0.7	0.7
Other comprehensive (loss) income, net	(59.9)	(0.3)	3.4	(56.8)
Balance at September 30, 2021	$(348.0)	$(3.4)	$(81.2)	$(432.6)
The changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at June 30, 2020	$(460.8)	$(4.1)	$(72.9)	$(537.8)
Other comprehensive income (loss) before reclassifications	53.8	2.2	(1.1)	54.9
Amounts reclassified from Accumulated other comprehensive loss	—	—	0.7	0.7
Other comprehensive income (loss), net	53.8	2.2	(0.4)	55.6
Balance at September 30, 2020	$(407.0)	$(1.9)	$(73.3)	$(482.2)
The changes in Accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2021 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2020	$(260.2)	$2.4	$(81.3)	$(339.1)
Other comprehensive loss before reclassifications	(87.8)	(5.8)	(2.1)	(95.7)
Amounts reclassified from Accumulated other comprehensive loss	—	—	2.2	2.2
Other comprehensive (loss) income, net	(87.8)	(5.8)	0.1	(93.5)
Balance at September 30, 2021	$(348.0)	$(3.4)	$(81.2)	$(432.6)

The changes in Accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2019	$(308.6)	$(3.3)	$(70.7)	$(382.6)
Other comprehensive (loss) income before reclassifications	(98.4)	1.4	(4.8)	(101.8)
Amounts reclassified from Accumulated other comprehensive loss	—	—	2.2	2.2
Other comprehensive (loss) income, net	(98.4)	1.4	(2.6)	(99.6)
Balance at September 30, 2020	$(407.0)	$(1.9)	$(73.3)	$(482.2)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense."

3. ACQUISITIONS
Nordco
On March 31, 2021, the Company acquired Nordco, a leading North American supplier of new, rebuilt and used maintenance of way equipment. Nordco's products and services portfolio includes mobile railcar movers and ultrasonic rail flaw detection technologies. The purchase price paid for 100% ownership of Nordco was approximately $410 million.
The following table summarizes the preliminary fair value of the Nordco assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$5.1
Accounts receivable	22.5
Inventory	34.3
Other current assets	1.7
Property, plant and equipment	16.6
Goodwill	214.1
Other intangible assets	167.6
Other noncurrent assets	13.6
Total assets acquired	475.5
Liabilities assumed
Current liabilities	19.1
Noncurrent liabilities	46.2
Total liabilities assumed	65.3
Net assets acquired	$410.2
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

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	September 30, 2021	December 31, 2020
Raw materials	$725.5	$669.4
Work-in-progress	342.0	339.4
Finished goods	622.1	633.3
Total inventories	$1,689.6	$1,642.1

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2020	$6,872.2	$1,613.0	$8,485.2
Additions	214.1	—	214.1
Foreign currency impact	(9.3)	(85.3)	(94.6)
Balance at September 30, 2021	$7,077.0	$1,527.7	$8,604.7
As of September 30, 2021 and December 31, 2020, the Company’s trade names had a net carrying amount of $646.9 million and $650.7 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	September 30, 2021	December 31, 2020

Intellectual property, patents, and other intangibles, net of accumulated amortization of $301.1 and $223.7	$988.6	$1,007.6
Backlog, net of accumulated amortization of $285.5 and $206.9	1,142.7	1,224.7
Customer relationships, net of accumulated amortization of $319.3 and $276.3	1,001.6	986.2
Total	$3,132.9	$3,218.5
The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangible assets were 12 years, 11 years, 16 years and 8 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation in 2019. Amortization expense for intangible assets was $72.5 million and $214.7 million for the three and nine months ended September 30, 2021, and $70.3 million and $211.6 million for the three and nine months ended September 30, 2020, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2021	$72.9
2022	290.2
2023	289.5
2024	280.0
2025	277.4
2026	273.6

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the consolidated balance sheet. Noncurrent contract assets were $149.4 million at September 30, 2021 and $101.0 million at December 31, 2020. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long term liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $83.1 million at September 30, 2021 and $79.6 million at December 31, 2020. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $119.8 million and $108.9 million at September 30, 2021 and December 31, 2020, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheets.
The change in the carrying amount of contract assets and contract liabilities for the nine months ended September 30, 2021 and 2020 is as follows:

	Contract Assets
In millions	2021	2020
Balance at beginning of year	$544.2	$623.4
Acquisitions	—	4.1
Recognized in current year	441.6	759.2
Reclassified to accounts receivable	(423.5)	(868.7)
Foreign currency impact	(6.2)	(0.7)
Balance at September 30	$556.1	$517.3

	Contract Liabilities
In millions	2021	2020
Balance at beginning of year	$831.2	$799.7
Acquisitions	1.7	6.9
Recognized in current year	477.0	589.1
Amounts in beginning balance reclassified to revenue	(387.2)	(430.0)
Current year amounts reclassified to revenue	(154.3)	(152.6)
Foreign currency impact	(8.6)	(3.3)
Balance at September 30	$759.8	$809.8

7. LEASES
The Company leases property and equipment under finance and operating leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components contracts. The right-of-use assets are classified as non-current and included within the caption "Other noncurrent assets" on the consolidated balance sheets. The current portion of lease liabilities are classified under the caption "Other accrued liabilities," while the noncurrent portion of lease liabilities are classified under the caption "Other long term liabilities" on the consolidated balance sheets.
As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. The Company has established discount rates by geographic region ranging from 1% to 9%.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Operating lease expense	$15.3	$14.1	$43.8	$42.9
Finance lease expense amortization of leased assets	0.2	0.3	0.4	0.9
Short-term and variable lease expense	0.1	—	0.4	0.1
Sublease income	(0.1)	(0.1)	(0.3)	(0.3)
Total	$15.5	$14.3	$44.3	$43.6
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases	Finance Leases	Total
Remaining 2021	$15.4	$0.2	$15.6
2022	58.1	0.8	58.9
2023	51.9	0.5	52.4
2024	46.9	0.3	47.2
2025	40.3	0.2	40.5
Thereafter	148.1	0.1	148.2
Total lease payments	360.7	2.1	362.8
Less: Present value discount	(29.2)	—	(29.2)
Present value of lease liabilities	$331.5	$2.1	$333.6
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	8.1	7.4
Finance leases	3.5	4.5
Weighted-average discount rate
Operating leases	2.4%	2.7%
Finance leases	1.4%	1.4%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	September 30, 2021		December 31, 2020
In millions		Book Value	Fair Value[1]	Book Value	Fair Value[1]
Senior Credit and 364 Day Facility[2]:
U.S. dollar-denominated Term Loans[3], net of unamortized debt issuance costs of $— and $0.9	—%	—	—	645.1	645.1
Multi-Currency Revolving loan facility[4], net of unamortized debt issuance costs of $0.4 and $0.8	1.5%	—	—	—	—
Senior Notes:
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $0.5 and $0.7	4.5%	249.5	262.9	249.3	267.0
4.15% Senior Notes, due 2024, net of unamortized discount and debt issuance costs of $3.3 and $4.3	4.6%	746.7	806.9	745.7	817.3
3.20% Senior Notes, due 2025, net of unamortized discount and debt issuance costs of $3.6 and $4.4	3.4%	496.4	532.4	495.6	533.4
3.45% Senior Notes, due 2026, net of unamortized discount and debt issuance costs of $1.1 and $1.3	3.5%	748.9	806.2	748.7	819.5
1.25% Senior Notes (EUR), due 2027, net of unamortized discount and debt issuance costs of $8.0 and $—	1.5%	571.7	595.9	—	—
4.70% Senior Notes, due 2028, net of unamortized discount and debt issuance costs of $7.4 and $8.2	5.0%	1,242.6	1,441.3	1,241.8	1,472.2
Other Borrowings		15.2	15.2	113.2	113.1
Total		4,071.0	4,460.8	4,239.4	4,667.6
Less - current portion		3.8	3.8	447.2	447.2
Long-term portion		$4,067.2	$4,457.0	$3,792.2	$4,220.4
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
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of September 30, 2021 and December 31, 2020, the Company had total combined unamortized discount and debt issuance costs of $24.3 million and $20.5 million, respectively.
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
The Company was in compliance with all covenants in the Senior Credit Facility as of September 30, 2021.
The following table presents availability under the Senior Credit Facility at September 30, 2021:

(In millions)	Senior Credit Facility
Maximum Availability	$1,200.0
Outstanding Borrowings	—
Letters of Credit Under Credit Agreement	(3.5)
Current Availability	$1,196.5
364 Day Facility
On April 10, 2020 the Company entered into a $600 million 364 day credit facility ("364 Day Facility") initially scheduled to mature in April 2021 with a group of banks which includes a $144.0 million revolving credit facility ("364 Day Revolver") and a $456.0 million term loan ("364 Term Loan"). The agreement called for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company's option. The agreement contained affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our existing Senior Credit Facility. The obligations under the 364 Day Facility were guaranteed by certain of the Company's U.S. subsidiaries, as guarantors. On June 12, 2020 the Company amended the 364 Day Facility maturity to July 9, 2021. On June 3, 2021, the Company repaid all outstanding borrowings and related interest, effectively retiring the facility.
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 4.375% Senior Notes due 2023 (the "2023 Notes"), 4.15% Senior Notes due 2024 (the "2024 Notes"), 3.20% Senior Notes due 2025 (the "2025 Notes"), 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes" discussed below), and 4.70% Senior Notes due 2028 (the "2028 Notes"). The 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2028 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes.” Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes and the Compnay's guarantee of the Euro Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt, and are senior to all existing and future subordinated indebtedness of the Company.
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

9. STOCK-BASED COMPENSATION
As of September 30, 2021, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030 and provides a maximum of 9.1 million shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 15, 2020. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $10.0 million and $12.0 million for the three months ended September 30, 2021 and 2020, respectively, and $34.2 million and $17.6 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $44.1 million.
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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2020	552,669	$69.82	6.1	$4.2
Granted	126,794	$81.21
Exercised	(74,343)	$52.13
Canceled	(26,037)	$74.73
Outstanding at September 30, 2021	579,083	$73.11	6.3	$9.0
Exercisable at September 30, 2021	336,940	$58.96	5.7	$9.4
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2021
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

In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2021, the Company estimates that it will achieve 33%, 113% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2021, 2022, and 2023, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease resulting in recognition in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and incentive stock units activity for the nine months ended September 30, 2021:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	656,006	270,645	$73.80
Granted	226,896	241,467	$81.38
Vested	(303,439)	(37,672)	$71.52
Adjustment for incentive stock awards expected to vest	—	120,546	$74.32
Canceled	(28,732)	(41,494)	$76.10
Outstanding at September 30, 2021	550,731	553,492	$77.63

10. INCOME TAXES
The overall effective tax rate was 24.8% and 26.0% for the three and nine months ended September 30, 2021, respectively, and 26.7% and 25.8% for the three and nine months ended September 30, 2020, respectively.

The decrease in the quarterly effective tax rate is primarily the result of tax expense on internal restructuring activities incurred during the three months ended September 30, 2020 that did not recur in the three months ended September 30, 2021.

The increase in the year-to-date effective tax rate is primarily the result of withholding tax expense on intercompany dividends incurred during the nine months ended September 30, 2021.
As of September 30, 2021, the liability for income taxes associated with uncertain tax positions was $14.9 million, of which $13.3 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2020, the liability for income taxes associated with unrecognized tax benefits was $16.4 million, of which $14.8 million, if recognized, would favorably affect the Company's effective tax rate.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $6.6 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In millions, except per share data	2021	2020
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$130.6	$128.1
Less: dividends declared - common shares and non-vested restricted stock	(22.6)	(22.8)
Undistributed earnings	108.0	105.3
Percentage allocated to common shareholders (1)	99.8%	99.8%
	107.8	105.1
Add: dividends declared - common shares	22.6	22.8
Numerator for basic earnings per common share	$130.4	$127.9
Numerator for diluted earnings per common share	$130.4	$127.9
Denominator
Denominator for basic earnings per common share - weighted average shares	187.6	189.8
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.4	0.4
Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversion	188.0	190.2
Net income attributable to Wabtec shareholders per common share
Basic	$0.69	$0.67
Diluted	$0.69	$0.67

(1) Basic weighted-average common shares outstanding	187.6	189.8
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	188.0	190.3
Percentage allocated to common shareholders	99.8%	99.8%

	Nine Months Ended September 30,
In millions, except per share data	2021	2020
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$367.8	$326.5
Less: dividends declared - common shares and non-vested restricted stock	(68.0)	(68.7)
Undistributed earnings	299.8	257.8
Percentage allocated to common shareholders (1)	99.8%	99.7%
	299.2	257.0
Add: dividends declared - common shares	67.9	68.5
Numerator for basic earnings per common share	$367.1	$325.5
Numerator for diluted earnings per common share	$367.1	$325.5
Denominator
Denominator for basic earnings per common share - weighted average shares	188.2	190.1
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.4	0.5
Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversion	188.6	190.6
Net income attributable to Wabtec shareholders per common share
Basic	$1.95	$1.71
Diluted	$1.95	$1.71

(1) Basic weighted-average common shares outstanding	188.2	190.1
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	188.6	190.6
Percentage allocated to common shareholders	99.8%	99.7%

The Company’s non-vested restricted stock contains rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock shown above excludes the income attributable to the non-vested restricted stock from the numerator and excludes the dilutive impact of those shares from the denominator. Approximately 0.1 million outstanding shares of Common Stock for the three and nine month period of 2021 were not included in the computation of quarterly or year-to-date diluted earnings per share because their exercise price exceeded the average market price of the Company's common stock.

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2021	2020
Balance at beginning of year	$278.5	$267.7
Acquisitions	1.7	4.3
Warranty expense	84.7	86.8
Warranty claim payments	(84.5)	(95.7)
Foreign currency impact/other	(8.4)	1.7
Balance at September 30	$272.0	$264.8

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

Foreign Currency Exchange Risk
The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. These contracts typically mature within two years. For the three and nine months ended September 30, 2021 and 2020, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net loss related to these contracts was $0.2 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, and a net gain of $3.1 million and $2.7 million for the three and nine months ended September 30, 2020, respectively. These contracts typically mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of September 30, 2021:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$8.9	$—	$768.2	$—
Other current liabilities	—	—	—	270.1
Cross-currency Swaps
Other current assets	5.1	—	579.7	—
Total	$14.0	$—	$1,347.9	$270.1
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
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the nine months ended September 30, 2021 and 2020 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the nine months ended September 30, 2021 and 2020 the amounts recognized as income or expense were not material.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 which are included in other current assets and liabilities on the consolidated balance sheet:

		Fair Value Measurements at September 30, 2021 Using
	Total Carrying Value at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Foreign Exchange Contracts
Other current assets	$8.9	$—	$8.9	$—
Other current liabilities	—	—	—	—
Cross-Currency Swap Agreement
Other current assets	5.1	—	5.1	—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2021 and December 31, 2020. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy and includes $130.0 million classified as "Other accrued liabilities" on the Company's consolidated balance sheet and $219.8 million in long-term liabilities classified as "Contingent consideration" on the Company's consolidated balance sheet. The fair value approximates the carrying value at September 30, 2021.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Additionally, from time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property or other causes of action. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the first nine months of 2021, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure or the Company's ordinary operations.
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

Segment financial information for the three months ended September 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,295.0	$611.9	$—	$1,906.9
Intersegment sales/(elimination)	12.3	8.6	(20.9)	—
Total sales	$1,307.3	$620.5	$(20.9)	$1,906.9
Income (loss) from operations	$195.2	$43.9	$(22.1)	$217.0
Interest expense and other, net	—	—	(41.7)	(41.7)
Income (loss) before income taxes	$195.2	$43.9	$(63.8)	$175.3
Segment financial information for the three months ended September 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,237.3	$627.8	$—	$1,865.1
Intersegment sales/(elimination)	10.9	7.8	(18.7)	—
Total sales	$1,248.2	$635.6	$(18.7)	$1,865.1
Income (loss) from operations	$160.2	$64.1	$(17.6)	$206.7
Interest expense and other, net	—	—	(31.3)	(31.3)
Income (loss) before income taxes	$160.2	$64.1	$(48.9)	$175.4
Segment financial information for the nine months ended September 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,814.2	$1,935.2	$—	$5,749.4
Intersegment sales/(elimination)	36.5	25.3	(61.8)	—
Total sales	$3,850.7	$1,960.5	$(61.8)	$5,749.4
Income (loss) from operations	$510.2	$159.3	$(57.6)	$611.9
Interest expense and other, net	—	—	(109.7)	(109.7)
Income (loss) before income taxes	$510.2	$159.3	$(167.3)	$502.2
Segment financial information for the nine months ended September 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,743.0	$1,789.4	$—	$5,532.4
Intersegment sales/(elimination)	36.3	23.0	(59.3)	—
Total sales	$3,779.3	$1,812.4	$(59.3)	$5,532.4
Income (loss) from operations	$463.4	$172.9	$(52.9)	$583.4
Interest expense and other, net	—	—	(144.5)	(144.5)
Income (loss) before income taxes	$463.4	$172.9	$(197.4)	$438.9

Sales to external customers by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Freight Segment
Equipment	$335.2	$355.3	$924.8	$1,098.2
Components	222.1	208.2	648.9	624.1
Digital Electronics	155.2	161.0	473.5	500.1
Services	582.5	512.8	1,767.0	1,520.6
Total Freight Segment	$1,295.0	$1,237.3	$3,814.2	$3,743.0

Transit Segment
Original Equipment Manufacturer	$286.9	$303.1	$894.1	$817.4
Aftermarket	325.0	324.7	1,041.1	972.0
Total Transit Segment	$611.9	$627.8	$1,935.2	$1,789.4

17. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Foreign currency (loss) gain	$(3.5)	$6.4	$7.4	$(7.7)
Equity income	3.2	5.6	10.5	6.7
Expected return on pension assets/amortization	1.9	2.5	7.3	7.2
Other miscellaneous expense, net	(1.1)	(0.2)	(0.2)	(0.4)
Total Other income, net	$0.5	$14.3	$25.0	$5.8

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
OVERVIEW
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2021, approximately 58% of the Company’s revenues came from customers outside the United States.
Business Update
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
The COVID-19 pandemic has increased the uncertainty around global economic and market conditions, which impacts our sales and operations. To the extent that these factors cause, or exacerbate, instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected, and the materially adverse impacts that we have experienced as a result of the COVID-19 pandemic could continue or worsen. In addition, we face risks associated with our growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to address changes in market conditions and risks.
Although the U.S. and other international governments deemed rail transportation as “critical infrastructure” providing essential services during the COVID-19 pandemic, the COVID-19 pandemic had a materially adverse impact on our operations and business results for the nine months ended September 30, 2021 and 2020, which is discussed in more detail in the Results of Operations section below. Supply chain disruptions and labor availability have caused component and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of metals and commodities costs, transportation and logistics costs and labor costs have all resulted from the COVID-19 pandemic. The Company has implemented various mitigating actions to lessen the impact of supply chain disruptions caused by the COVID-19 pandemic. These actions include price escalations in long-term contracts, implementing price surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategic sourcing alignments, and accelerating integration synergies where possible. The Company expects to continue to realize these increased costs over the next few quarters.
Cybersecurity Exposure
During the third quarter 2021, one of our vendors publicly disclosed vulnerabilities in one of its operating systems that is used in a range of products across the rail sector and other industries, including in certain Wabtec products. In response, Wabtec reviewed its digital onboard locomotive products and locomotive control systems to determine which products may be affected and the potential impact to Wabtec, our customers and other relevant parties. To date, no known vulnerabilities in our products have been exploited; however, we are working closely with our vendor to appropriately address potentially impacted products. Additionally, we have communicated with potentially affected customers and discussed mitigation strategies.

RESULTS OF OPERATIONS
Consolidated Results
THIRD QUARTER 2021 COMPARED TO THIRD QUARTER 2020
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,
In millions	2021	2020
Net sales:
Sales of goods	$1,489.1	$1,543.6
Sales of services	417.8	321.5
Total net sales	1,906.9	1,865.1
Cost of sales:
Cost of goods	(1,075.5)	(1,109.9)
Cost of services	(229.1)	(189.0)
Total cost of sales	(1,304.6)	(1,298.9)
Gross profit	602.3	566.2
Operating expenses:
Selling, general and administrative expenses	(269.0)	(252.7)
Engineering expenses	(43.8)	(36.5)
Amortization expense	(72.5)	(70.3)
Total operating expenses	(385.3)	(359.5)
Income from operations	217.0	206.7
Other income and expenses:
Interest expense, net	(42.2)	(45.6)
Other income, net	0.5	14.3
Income before income taxes	175.3	175.4
Income tax expense	(43.5)	(46.9)
Net income	131.8	128.5
Less: Net income attributable to noncontrolling interest	(1.2)	(0.4)
Net income attributable to Wabtec shareholders	$130.6	$128.1
The following table shows the major components of the change in sales in the three months ended September 30, 2021 from the three months ended September 30, 2020:

In millions	Freight Segment	Transit Segment	Total
Third Quarter 2020 Net Sales	$1,237.3	$627.8	$1,865.1
Acquisitions	38.3	—	38.3
Foreign Exchange	7.5	15.1	22.6
Organic	11.9	(31.0)	(19.1)
Third Quarter 2021 Net Sales	$1,295.0	$611.9	$1,906.9
Net sales
Net sales for the three months ended September 30, 2021 increased by $42 million, or 2.2%, to $1.91 billion compared to the same period in 2020. Organic sales in the Freight Segment increased $12 million due to an increase in Services and Components, partially offset by lower Equipment and Digital Electronics sales. Transit segment organic sales decreased by $31 million due to global supply chain and COVID-19 related disruptions. Sales from the acquisition of Nordco were $38 million and favorable changes in foreign currency exchange rates increased sales by $23 million.
Cost of sales
Cost of sales for the three months ended September 30, 2021 increased by $6 million, or 0.4%, to $1.30 billion compared to the same period in 2020. Cost of sales for the three months ended September 30, 2021 includes $23 million of restructuring costs, primarily for footprint rationalization in Europe. Cost of sales in the three months ended September 30, 2020 included $5 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization, and related headcount actions as part of the GE Transportation acquisition and in response to the COVID-19 pandemic. Excluding these charges in both years, cost of sales as a percentage of sales was 67.2% in 2021 and 69.4% in 2020, representing a 2.2 percentage point decrease. The decrease can be attributed to a favorable product mix, the realization of synergies and the effects of prior year restructuring programs, partially offset by increased metals, transportation and labor costs.
Operating expenses
Total operating expenses increased $26 million, or 7.2% to $385 million, for the three months ended September 30, 2021 to 20.2% of sales compared to $360 million, or 19.3% of sales in the same period of 2020. Restructuring and transaction costs included in selling, general, and administrative expense ("SG&A") were $12 million for both the three months ended September 30, 2021 and 2020, respectively, and were primarily for footprint rationalization and related headcount actions. Excluding restructuring and transaction costs and $4 million of incremental expense from the acquisition of Nordco, SG&A increased $13 million primarily for higher employee compensation and benefit costs. Engineering expense increased $7 million due to investments in new technologies and products and amortization expense increased $2 million due to the acquisition of Nordco.
Interest expense, net
Interest expense, net, decreased $3 million for the three months ended September 30, 2021 compared to the same period in 2020 attributable to lower overall average debt balances and lower interest rates.
Other income, net
Other income, net, was $1 million of income for the three months ended September 30, 2021 compared to $14 million of income in the same period of 2020. The variance is primarily driven by foreign exchange gains in the prior year compared to losses in the current year.
Income taxes
The effective income tax rate was 24.8% and 26.7% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate is primarily the result of tax expense on a restructuring that was incurred during the three months ended September 30, 2020 that did not recur in 2021.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2021	2020
Net sales:
Sales of goods	$883.0	$923.3
Sales of services	412.0	314.0
Total net sales	1,295.0	1,237.3
Cost of sales:
Cost of goods	(626.6)	(659.8)
Cost of services	(224.7)	(183.0)
Total cost of sales	(851.3)	(842.8)

Gross profit	443.7	394.5

Operating expenses	(248.5)	(234.3)

Income from operations ($)	$195.2	$160.2
Income from operations (%)	15.1%	12.9%
The following table shows the major components of the change in net sales for the Freight Segment in the third quarter of 2021 from the third quarter of 2020:

In millions
Third Quarter 2020 Net Sales	$1,237.3
Acquisitions	38.3
Foreign Exchange	7.5
Changes in Sales by Product Line:
Equipment	(21.6)
Components	10.9
Digital Electronics	(7.1)
Services	29.7
Third Quarter 2021 Net Sales	$1,295.0
Net sales
Freight Segment sales for the three months ended September 30, 2021 increased by $58 million, or 4.7%, to $1.30 billion, compared to the same period in 2020. Organic sales increased $12 million primarily in Services due to lower locomotive parkings and increased Components sales. These increases were partially offset by a decrease in Equipment sales due to lower locomotive deliveries primarily in North America and supply chain disruptions. Sales from acquisitions contributed $38 million and favorable foreign currency exchange rates increased net sales by $8 million.
Cost of sales
Freight Segment cost of sales for the three months ended September 30, 2021 increased by $9 million, or 1.0%, to $851 million, compared to the same period in 2020. Excluding restructuring and transaction costs, cost of sales as a percentage of sales was 65.7% in 2021 and 68.0% in 2020, representing a 2.3 percentage point decrease. The decrease can be attributed to a favorable mix of sales and improved absorption of fixed costs as the prior year was particularly affected by the COVID-19 pandemic, partially offset by increased metals, transportation and labor costs.
Operating expenses
Freight Segment operating expenses increased $14 million, or 6.1%, in 2021 to $249 million, or 19.2% of sales compared to $234 million or 18.9% of sales in the same period in 2020. Restructuring and transaction costs included in SG&A were $3 million and $7 million for the three months ended September 30, 2021 and 2020, respectively . Excluding restructuring and transaction costs and $4 million of additional costs for acquisitions, SG&A increased $6 million primarily due to higher employee compensation and benefit costs. Engineering costs increased $6 million due to investments in new technologies and products and amortization expenses increased due to the addition of Nordco.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2021	2020
Net sales	$611.9	$627.8
Cost of sales	(453.3)	(456.1)
Gross profit	158.6	171.7

Operating expenses	(114.7)	(107.6)

Income from operations ($)	$43.9	$64.1
Income from operations (%)	7.2%	10.2%
The following table shows the major components of the change in net sales for the Transit Segment in the third quarter of 2021 from the third quarter of 2020:

In millions
Third Quarter 2020 Net Sales	$627.8
Foreign Exchange	15.1
Changes in Sales by Product Line:
Original Equipment Manufacturing	(22.0)
Aftermarket	(9.0)
Third Quarter 2021 Net Sales	$611.9
Net sales
Transit Segment sales for the three months ended September 30, 2021 decreased by $16 million, or 2.5%, to $612 million compared to the same period in 2020. The decrease is primarily attributed to global supply chain and COVID-19 pandemic disruptions, partially offset by favorable foreign currency exchange rate changes.
Cost of sales
Transit Segment cost of sales for the three months ended September 30, 2021 decreased by $3 million, or 0.6%, to $453 million compared to the same period in 2020. Cost of sales for the three months ended September 30, 2021 and 2020 includes $22 million and $3 million of restructuring costs, respectively, primarily due to footprint rationalization in Europe. Excluding these charges, cost of sales as a percentage of sales was 70.4% in 2021 and 72.2% in 2020, representing a 1.8 percentage point decrease. The decrease can be attributed to improved operational performance stemming from the effects of prior year restructuring programs and disruption from the COVID-19 pandemic, partially offset by increased metals, transportation and labor costs.
Operating expenses
Transit Segment operating expenses increased $7 million, or 6.6%, in 2021 to $115 million or 18.7% of sales, compared to $108 million or 17.1% of sales in the same period in 2020. Restructuring and transaction costs included in SG&A were $5 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and were primarily for footprint rationalization and related headcount actions. Excluding restructuring and transaction costs, SG&A increased $4 million primarily due to employee compensation and benefit costs. Additionally, engineering and amortization expenses remained consistent year over year.

FIRST NINE MONTHS OF 2021 COMPARED TO FIRST NINE MONTHS OF 2020
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Nine Months Ended September 30,
In millions	2021	2020
Net sales:
Sales of goods	$4,562.2	$4,540.5
Sales of services	1,187.2	991.9
Total net sales	5,749.4	5,532.4
Cost of sales:
Cost of goods	(3,368.2)	(3,327.1)
Cost of services	(664.6)	(573.7)
Total cost of sales	(4,032.8)	(3,900.8)
Gross profit	1,716.6	1,631.6
Operating expenses:
Selling, general and administrative expenses	(766.5)	(712.9)
Engineering expenses	(123.5)	(123.7)
Amortization expense	(214.7)	(211.6)
Total operating expenses	(1,104.7)	(1,048.2)
Income from operations	611.9	583.4
Other income and expenses:
Interest expense, net	(134.7)	(150.3)
Other income, net	25.0	5.8
Income before income taxes	502.2	438.9
Income tax expense	(130.5)	(113.4)
Net income	371.7	325.5
Less: Net (income) loss attributable to noncontrolling interest	(3.9)	1.0
Net income attributable to Wabtec shareholders	$367.8	$326.5
The following table shows the major components of the change in sales in the nine months ended September 30, 2021 from the nine months ended September 30, 2020:

In millions	Freight Segment	Transit Segment	Total
First Nine Months of 2020 Net Sales	$3,743.0	$1,789.4	$5,532.4
Acquisitions	76.7	—	76.7
Foreign Exchange	25.1	126.7	151.8
Organic	(30.6)	19.1	(11.5)
First Nine Months of 2021 Net Sales	$3,814.2	$1,935.2	$5,749.4
Net sales
Net sales for the nine months ended September 30, 2021 increased by $217 million, or 3.9%, to $5.7 billion compared to the same period in 2020. Transit segment organic sales increased $19 million due to improved demand for original equipment door, HVAC, and brakes systems. This increase is partially offset by an organic decrease in the Freight segment of $31 million due to lower locomotive Equipment sales, particularly in North America and lower Digital Electronics sales due to supply chain disruptions partially offset by an increase in Services sales from higher locomotive modernizations and a decrease in locomotive parkings. Favorable changes in foreign exchange rates increased sales by $152 million and sales from the acquisition of Nordco contributed $77 million.
Cost of sales
Cost of sales for the nine months ended September 30, 2021 increased by $132 million, or 3.4%, to $4.0 billion compared to the same period in 2020. Cost of sales for the nine months ended September 30, 2021 includes $48 million of restructuring costs, primarily for footprint rationalization and headcount actions in Europe. Cost of sales in the first nine months of 2020 included $23 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization and related headcount actions as part of the integration of the GE Transportation acquisition and in response to the COVID-19 pandemic. Excluding these charges in both years, cost of sales as a percentage of sales was 69.3% in 2021 and 70.1% in 2020, representing a 0.8 percentage point decrease. The decrease can be attributed to synergy savings and the structural cost actions taken in the prior year, partially offset by increased metals, transportation and labor costs.
Operating expenses
Total operating expenses increased $57 million, or 5.4%, in the first nine months of 2021 compared to the same period in 2020. Operating expenses as a percentage of sales was 19.2% and 18.9% for the nine months ended September 30, 2021 and 2020, respectively. Restructuring and transaction costs included in SG&A were $32 million and $41 million for the nine months ended September 30, 2021 and 2020, respectively and were primarily for headcount actions and footprint rationalization programs. Excluding restructuring and transaction costs and $9 million of incremental expense from the acquisition of Nordco, SG&A increased $54 million primarily due to higher employee compensation and benefit costs and costs incurred to support the higher sales volumes. Engineering expense remained flat and amortization expense increased $3 million due to the acquisition of Nordco.
Interest expense, net
Interest expense, net, decreased $16 million in the first nine months of 2021 compared to the same period in 2020 attributable to lower overall average debt balances and lower interest rates.
Other income, net
Other income, net, was $25 million of income in the first nine months of 2021 compared to $6 million of income in the same period of 2020. The variance is primarily driven by foreign exchange gains in the current year as compared to losses in the prior year as well as higher equity income in the current year.
Income taxes
The effective income tax rate was 26.0% and 25.8% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective rate is primarily the result of withholding tax expense on intercompany dividends incurred during the nine months ended September 30, 2021.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2021	2020
Net sales:
Sales of goods	$2,645.6	$2,774.6
Sales of services	1,168.6	968.4
Total net sales	3,814.2	3,743.0
Cost of sales:
Cost of goods	(1,950.6)	(2,039.2)
Cost of services	(650.2)	(555.0)
Total cost of sales	(2,600.8)	(2,594.2)

Gross profit	1,213.4	1,148.8

Operating expenses	(703.2)	(685.4)

Income from operations ($)	$510.2	$463.4
Income from operations (%)	13.4%	12.4%
The following table shows the major components of the change in net sales for the Freight Segment in the first nine months of 2021 from the first nine months of 2020:

In millions
First Nine Months of 2020 Net Sales	$3,743.0
Acquisitions	76.7
Foreign Exchange	25.1
Changes in Sales by Product Line:
Equipment	(174.4)
Components	8.0
Digital Electronics	(36.3)
Services	172.1
First Nine Months of 2021 Net Sales	$3,814.2
Net sales
Freight Segment sales for the nine months ended September 30, 2021 increased by $71 million, or 1.9%, to $3.81 billion, compared to the same period in 2020. Organic sales decreased by $31 million primarily due to lower locomotive Equipment sales, particularly in North America and lower Digital Electronics sales due to supply chain constraints and COVID-19 disruptions, partially offset by an increase in Services sales due to higher locomotive modernizations and overhauls and a decrease in parking of locomotives. The organic sales decrease was more than offset by sales from acquisitions of $77 million and the effects of favorable foreign exchange rates of $25 million.
Cost of sales
Freight Segment cost of sales for the nine months ended September 30, 2021 increased by $7 million, to $2.60 billion, compared to the same period in 2020. Cost of sales for the nine months ended September 30, 2021 includes $6 million of restructuring and transaction costs, primarily for a charge related to purchase price accounting for the step-up of Nordco inventory and headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition. Cost of sales in the first nine months of 2020 included $16 million of restructuring costs, primarily for the exit of certain product lines, costs for site closures, and related headcount actions as part of the integration of the GE Transportation acquisition and in response to the COVID-19 pandemic. Excluding these charges in both years, cost of sales as a percentage of sales was 68.0% and 68.9% in for the nine months ended September 30, 2021 and 2020, respectively, representing a 0.9 percentage point decrease. The decrease can be attributed to a favorable mix of sales and improved absorption of fixed costs, partially offset by increased metals, transportation and labor costs.
Operating expenses
Freight Segment operating expenses for the nine months ended September 30, 2021 increased $18 million compared to the same period in 2020. Restructuring and transaction costs included in SG&A were $11 million and $28 million for the nine months ended September 30, 2021 and 2020, respectively and were primarily for headcount actions and footprint rationalization as part of the integration of GE Transportation. Excluding restructuring and transaction and $9 million of incremental expense for acquisitions, SG&A increased $26 million primarily due to higher employee compensation and benefit costs. Engineering expense decreased $3 million due to cost control measures on research and development projects and amortization expense increased $3 million due to the acquisition of Nordco.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2021	2020
Net sales	$1,935.2	$1,789.4
Cost of sales	(1,432.0)	(1,306.6)
Gross profit	503.2	482.8

Operating expenses	(343.9)	(309.9)

Income from operations ($)	$159.3	$172.9
Income from operations (%)	8.2%	9.7%
The following table shows the major components of the change in net sales for the Transit Segment in the first nine months of 2021 from the first nine months of 2020:

In millions
First Nine Months of 2020 Net Sales	$1,789.4
Foreign Exchange	126.7
Changes in Sales by Product Line:
Original Equipment Manufacturing	21.4
Aftermarket	(2.3)
First Nine Months of 2021 Net Sales	$1,935.2
Net sales
Transit Segment sales for the nine months ended September 30, 2021 increased by $146 million, or 8.1%, to $1.94 billion compared to the same period in 2020, with foreign exchange rates being the primary driver of the increase. Transit segment organic sales increased $19 million due to improved demand for original equipment door, HVAC, and brakes systems.
Cost of sales
Transit Segment cost of sales for the nine months ended September 30, 2021 increased by $125 million, or 9.6%, to $1.43 billion compared to the same period in 2020. Cost of sales for the nine months ended September 30, 2021 and 2020 includes $43 million and $8 million of restructuring and transactions costs, respectively, primarily for footprint rationalization in Europe. Excluding these costs, cost of sales as a percentage of sales was 71.8% in 2021 and 72.6% in 2020, a 0.8 percentage point decrease over the comparable period in 2020, attributable to improved operational efficiency and the impact that the COVID-19 pandemic had on margins in 2020, partially offset by increased metals, transportation and labor costs.
Operating expenses
Transit Segment operating expenses increased $34 million, or 11.0%, in 2021 to 17.8% of sales. Restructuring and transaction costs included within SG&A were $12 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively, and were primarily for headcount actions and footprint rationalization in Europe. Excluding restructuring and transaction costs, SG&A increased $25 million primarily due to higher employee compensation and benefit costs and to support the increase in sales volumes. Engineering expense increased $3 million and amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s Senior Notes and Senior Credit Facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In millions	2021	2020
Cash provided by (used for):
Operating activities	$759.3	$458.1
Investing activities	$(475.3)	$(119.9)
Financing activities	$(433.3)	$(360.8)
Operating activities In the first nine months of 2021, cash provided by operations was $759 million compared to cash provided by operations of $458 million in the first nine months of 2020. Significant changes to the sources and (uses) of cash for the nine month periods include the following:
•($6) million from net changes in working capital driven by: ($210) million related to changes in receivables due to timing and volume of sales and the net change in the Revolving Receivables Program; ($40) million unfavorable change in inventory primarily from inventory build-ups in response to supply chain challenges; $244 million improvement from accounts payable, primarily due to the timing of payments to suppliers and the COVID-19 related impacts on expenditures in 2020;
•approximately $140 million related to cash payments made during 2020 for costs related to the GE Transportation acquisition and settlement of litigation that did not recur;
•and $114 attributable to higher Net income and other changes in the related statement of income.
Investing activities In the first nine months of 2021 and 2020, cash used for investing activities was $475 million and $120 million, respectively. The major components of the cash outflow in 2021 were $79 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes, and $405 million in net cash paid for the acquisition of Nordco. This compares to $99 million in property, plant, and equipment for additions in the first nine months of 2020 and $40 million in net cash paid for acquisitions during 2020. Additional information with respect to acquisitions is included in Note 3 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.
Financing activities In the first nine months of 2021, cash used for financing activities was $433 million which included $4.3 billion in proceeds from debt, $4.5 billion in repayments of debt, $200 million in stock repurchases and $69 million of dividend payments. In the first nine months of 2020, cash used for financing activities was $361 million, which included $2.9 billion in proceeds from debt, $3.1 billion in repayments of debt, $105 million in stock repurchases and $69 million of dividend payments.
As of September 30, 2021, the Company held approximately $456 million of cash, cash equivalents and restricted cash, of which $29 million of cash was classified as restricted cash. Of the $456 million, approximately $55 million was held within the United States and approximately $401 million was held outside of the United States, primarily in Europe, India, Brazil, and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States.
Additional information with respect to credit facilities and long-term debt is included in Note 8 of the "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Revolving Receivables Program
In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of the Originators through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary which held additional receivables of $284.8 million at September 30, 2021 that are pledged as collateral under this agreement. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at September 30, 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
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
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2021
Net sales	$2,786.5
Gross profit	$641.5
Net income attributable to Wabtec shareholders	$106.5
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	September 30, 2021	December 31, 2020
Current assets	$926.1	$1,092.3
Noncurrent assets	$1,950.4	$1,835.7
Current liabilities	$1,149.8	$1,408.8
Long-term debt	$3,482.0	$3,779.6
Other non-current liabilities	$577.1	$373.9

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2021
Net sales to non-guarantor subsidiaries	$494.2
Purchases from non-guarantor subsidiaries	$100.8

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	September 30, 2021
Amount due from/(to) non-guarantor subsidiaries	$(3,356.9)
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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Nine Months Ended September 30, 2021
Net sales	$401.9
Gross profit	$76.9
Net income attributable to Wabtec shareholders	$(290.4)
Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	September 30, 2021	December 31, 2020
Current assets	$213.8	$407.9
Noncurrent assets	$699.8	$709.8
Current liabilities	$436.6	$824.1
Long-term debt	$4,055.4	$3,779.6
Other non-current liabilities	$308.2	$314.1
The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Nine Months Ended September 30, 2021
Net sales to non-guarantor subsidiaries	$52.1
Purchases from non-guarantor subsidiaries	$82.1

Unaudited
Issuer and Guarantor
In millions	September 30, 2021
Amount due from/(to) non-guarantor subsidiaries	$(5,565.1)
Company Stock Repurchase Plan
On February 11, 2021, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $500 million of which about $292.2 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.
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
Contractual Obligations
On June 3, 2021, Wabtec Netherlands completed a public offering and sale of €500.0 million aggregate principal amount of Euro Notes. The Euro Notes will bear interest from June 3, 2021, at a rate equal to 1.250% per year, with payments made annually commencing on December 3, 2021. Additionally, during the second quarter of 2021, all U.S. dollar-denominated Term Loans were repaid. As a result of these collective changes, interest payment obligations related to total debt as of September 30, 2021 are expected to be $164.8 million for 2021, $310.8 million for 2022-2023, $230.6 million for 2024-2025, and $226.0 million thereafter for a combined total of $932.2 million. Further, as of September 30, 2021, contractual obligations related to the repayment of Long-term debt are expected to be $3.8 million for 2021, $250.0 million for 2022-2023, $1,261.4 million for 2024-2025, and $2,579.7 million thereafter for a combined total of $4,094.9 million.

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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2021. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Additional information with respect to legal proceedings is included in Note 15 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.

Item 1A.    RISK FACTORS
In response to the cybersecurity exposure discussed in Part I Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, the Company has reviewed and updated the below risk factor. Other than the below risk factor, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
We face cybersecurity and data protection risks relating to cyber-attacks and information technology failures that could cause loss of confidential information and other business disruptions.

We rely extensively on the security, stability, and availability of technology systems in our business. We also collect, process, and retain sensitive and confidential customer information, including proprietary business information, personal data and other information that may be subject to privacy and security laws, regulations and/or customer-imposed data protection controls. Our business may be adversely impacted by unintentional technology disruptions, including those resulting from programming errors, employee operational errors, software defects, and product vulnerabilities.

We also provide technological products integral to train operation. Accordingly, our business may be adversely impacted by disruptions to our own or third-party information technology infrastructure, which could result from cybersecurity incidents, including, but not limited to, unauthorized access to the Company’s information technology systems, data access or acquisition, and/or encryption of the Company’s environment. For instance, one of our vendors publicly disclosed vulnerabilities in its operating system that we use for certain Wabtec products. A successful exploitation of our own or our vendors’ information technology infrastructure could result in service interruptions, safety hazards, misappropriation of confidential information, process failures, security breaches or other operational difficulties. Such an event could result in decreased revenues and increased capital, insurance or operating costs, including the increased costs of security to protect the Company’s infrastructure, among other results. Insurance maintained by the Company to protect against loss of business and other related consequences resulting from cyber incidents may not be sufficient to cover all damages. A disruption or compromise of the Company’s technology systems, even for short periods of time, could have a material adverse effect.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2021:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2021	—	$—	—	$499.4
August 2021	2,265,103	$87.89	2,265,103	$300.3
September 2021	—	$—	—	$300.3
Total quarter ended September 30, 2021	2,265,103	$—	2,265,103	$300.3
(1)    On February 11, 2021, the Board of Directors increased its stock repurchase authorization such that the Company has $500 million available for stock repurchases of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $500 million of which about $292.2 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

10.1	Employment Continuation Agreement of John A. Olin dated as of September 14, 2021

10.2	Transition Agreement of Patrick A. Dugan dated as of September 9, 2021

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 27, 2021