Form 10-K
period 2021-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2022-02-17
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
The registrant estimates that as of June 30, 2021, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $15.4 billion based on the closing price on the New York Stock Exchange for such stock.
As of February 11, 2022, 185,290,114 shares of Common Stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 18, 2022 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS
General
Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 30 Isabella Street in Pittsburgh, Pennsylvania. Our telephone number is 412-825-1000, and our website is located at www.wabteccorp.com. Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. George Westinghouse founded the original Westinghouse Air Brake Co. in 1869 when he invented the air brake. Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain assets and operations from American Standard, Inc., now known as Trane (“Trane”). The Company went public on the New York Stock Exchange in 1995.
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
As a result of those strategic acquisitions, as well as other smaller acquisitions and organic growth, Wabtec is now one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries with approximately 25,000 employees, excluding contingent workers, and operations in over 50 countries. We believe we hold a leading market share for many of our core product lines globally. Our highly engineered products, which are intended to enhance safety, improve productivity, and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world.
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
•Significant operating synergies and improved financial profile. The consummation of the GE Transportation acquisition is leading to operating synergies across all of Wabtec. As a result, we achieved over $250 million in annual run-rate operating synergies, driven by cost and revenue opportunities. This will enhance Wabtec’s margins and revenue growth opportunities with strong free cash flow generation to enable strategic deleveraging through debt reduction and earnings growth.
•Increased technical and engineering expertise. Particularly with the onboarding of Faiveley Transport and GE Transportation, Wabtec's technical capabilities and product development efforts are strengthened.
•Increased scale and diversification of Wabtec’s Freight product portfolio. Wabtec is one of the world’s largest providers of locomotives, freight car components, technology-enabled equipment, systems and services for the locomotive and freight rail industries.
•Broadened product line and international presence in the transit market. Wabtec offers a comprehensive, broad and diversified portfolio of products to the transit rail industries throughout the world.
•Complementary Digital and Electronics technologies. Wabtec has a comprehensive digital portfolio and leading engineering and technical intellectual property, which provides electronics and digital technologies to meet growing demand for train intelligence and network optimization.
•Enhanced Aftermarket and Services opportunities. Wabtec has an installed base of more than 23,000 locomotives and content on virtually all North American locomotives and freight cars, as well as a diverse offering of Transit locomotives and cars both internationally and domestically, which enables significant opportunities in the higher-margin aftermarket parts and services business and mitigates the exposure to cycles.

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
The Association of the European Rail Industry, UNIFE, advocates for and represents European train builders and rail suppliers. UNIFE publishes a biennial market study that provides an overview of the market in its current form and a forecast of its future development in different regions and market segments. According to the 2020 biennial edition of the study, the accessible global market for railway products and services is more than $120 billion and is expected to grow in the medium- and long-term at an average annual growth rate of 2.3% through 2025, despite an 8% COVID-induced decline in 2020. The 2020 study also concluded that the rail sector had grown 3.6% annually since 2017, supporting the appeal of rail transport for all sectors from urban metro to commercial freight. The three largest geographic markets, which represented about 85% of the total accessible market, were Europe, North America and Asia Pacific, all of which are projected to continue to grow.
In Europe, only 19% of freight traffic is rail while the majority of the rail system serves the passenger transit market, which is expected to continue growing as energy and environmental policies encourage continued investment in public mass transit, and modal shift from car to rail, although this growth may be stunted in the near-term as a result of the COVID-19 pandemic. In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. North America’s rail network is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 600 railroads operating in North America, with the largest railroads, referred to as “Class I”, accounting for more than 90% of the industry’s revenues. Growth in the Asia Pacific market has been driven mainly by the continued urbanization of China and India, and by continued investments in freight rail rolling stock and infrastructure in Australia to serve its mining and natural resources markets. India is making significant investments in rolling stock and infrastructure to modernize its rail system
According to UNIFE, most emerging markets, including Russia-CIS (Commonwealth of Independent States) and Africa-Middle East, are expected to grow at above-average rates as global trade leads to increased freight volumes and urbanization leads to increased demand for efficient mass-transportation systems. With about 1.3 million freight cars and about 21,000 locomotives, Russia-CIS is among the largest freight rail markets in the world. The COVID-19 pandemic has impacted the expected growth in these emerging markets.
As growth occurs, Wabtec expects to have additional opportunities to provide products and services in these markets. New technologies offered by Wabtec can provide solutions to improve safety, cost and reliability of rail, as well as support the modernization of the global rail fleets. In its study, UNIFE also said it expected increased investment in digitalization, automation, and predictive maintenance through artificial intelligence, all of which would improve efficiency in the global rail industry.
Business Segments and Products
We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers. The Freight Segment primarily manufactures and provides aftermarket parts and services for new locomotives; provides components for new and existing locomotives and freight cars; builds new commuter locomotives; supplies rail control and infrastructure products including electronics, positive train control equipment, signal design and engineering services; provides a comprehensive suite of software-enabled solutions designed to improve customer efficiency and productivity in the transportation and mining industries; overhauls locomotives; and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. We are the largest global manufacturer of diesel-electric locomotives for freight railroads producing mission-critical products and solutions that help railroads reduce operating costs, decrease fuel use, minimize downtime and comply with emissions standards. As a result of the large base of approximately 23,000 locomotives currently in use, Wabtec's services product lines of rebuilding, remanufacturing, maintaining, and exchanging locomotives and components in the aftermarkets provides a significant, recurring revenue stream. In 2021, the Freight Segment accounted for approximately 67% of Wabtec’s total net sales, with approximately 57% of its net sales in the U.S. In 2021, approximately 68% of the Freight Segment’s net sales were in the aftermarket.

The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses; supplies rail control and infrastructure products including electronics, signal design and engineering services; and refurbishes passenger transit vehicles. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of passenger transit vehicles and buses around the world. In 2021, the Transit Segment accounted for approximately 33% of our total net sales, with approximately 14% of its net sales in the U.S. Approximately half of the Transit Segment’s net sales are in the aftermarket with the remainder in the original equipment market. Geographically, Faiveley Transport significantly strengthened Wabtec’s presence in the European and Asia Pacific transit markets.
Following is a summary of our leading products in both aftermarket and original equipment across both of our business segments in 2021:
Equipment:
•Diesel-electric and battery powered locomotives for freight and transit
•Engines, electric motors and premium propulsion systems used in locomotives, mining, marine, stationary power and drilling applications
•Marine and mining products
Digital & Electronic Products:
•Positive Train Control ("PTC") equipment and electronically controlled pneumatic braking products
•Railway electronics, including event recorders, monitoring equipment and end of train devices
•Signal design and engineering services
•Train performance such as distributed locomotive power, train 'cruise control', and train remote control
•Transport intelligence such as Industrial/mobile Internet of Things (IoT) hardware & software, edge-to-cloud, on and off-board analytics & rules, and asset performance management
•Transport logistics such as rail transportation management, shipper transportation management, and port visibility and optimization
•Network optimization such as rail network scheduling, dispatch and optimization, intermodal, terminal management and optimization, and rail yard management and optimization
Components:
•Freight car trucks and braking equipment and related components for Freight applications
•Draft gears, couplers and slack adjusters
•Air compressors and dryers
•Heat exchangers and cooling products for locomotives and power generation equipment
•Track and switch products
•New commuter and switcher locomotives
Services:
•Freight locomotive overhaul, modernizations and refurbishment
•Master service agreements for locomotive and car maintenance
•Transit locomotive and car overhaul
•Unit exchange of locomotive components
Transit Products:
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
We have become a leader in the freight rail and passenger transit industries by capitalizing on the strength of our existing products, technological capabilities and new product innovations, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Supported by our technical staff of more than 5,700 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.
We have continued to develop Energy Management Solutions for railroads to further reduce fuel consumption and emissions. These developments include the design of a battery electric locomotive that will be integrated with other diesel electric locomotives in a train. This hybrid consist, under the control of our Trip Optimizer software, will significantly reduce fuel consumption and have the ability to operate in a low emission state while in populated areas. In 2021, Wabtec and a Class I completed a three month pilot of a battery electric locomotive which reduced fuel consumption and greenhouse gas emissions by an average of 11% in a revenue service train. In recent years, we have also introduced a number of significant new products, including PTC equipment that encompasses onboard digital data and global positioning communication protocols. We are making additional investments in this technology which we believe will provide customers with opportunities to improve safety and efficiency, in part through data analytics solutions. Other new products include HVAC inverter integrated solutions, brake discs and brake controls, platform doors and gates and door controllers.
For additional information on our business segments, see Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
Competitive Strengths
Our key strengths include:
•Iconic legacy and strong reputation with a history of over 150 years of innovation. The rail industry has been in operation for over 150 years and we have been at the forefront of shaping and transforming the rail landscape through various innovations and technologies. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the rail industry for freight and passenger transit vehicles. For over 110 years, GE Transportation has served the worldwide rail industry, which is a critical component of the global transportation system and the global economy, with an installed base of more than 23,000 locomotives worldwide. Faiveley Transport, founded in 1919, has a long history and is a market leader for its core products, including pantographs, automatic door mechanisms and air conditioning systems. We have leveraged our leading positions by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies from a full locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, PTC equipment, highly engineered compressors and heat exchangers for locomotives, and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, trucks, brake shoes and electronic end-of-train devices. We are also a leading provider of braking equipment; heating, ventilation and air conditioning equipment; door assemblies and platform screen doors; lifts and ramps; couplers and current collection equipment, such as pantographs, for passenger transit vehicles.
•Breadth of product offering with a stable mix of original equipment market (OEM) and aftermarket business. Our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train and worldwide. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users such as the railroads and the passenger transit authorities is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety- and performance-related replacement parts from the original equipment components supplier. In addition, as OEMs and railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. Sales of aftermarket parts and services have historically represented approximately 60% of our total net sales.
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
•Market leader in decarbonizing the rail industry. Today, rail represents the cleanest, most energy efficient, and safest mode of moving freight and people on land. As global demands for growth increase, current trends indicate that freight and passenger rail activity will more than double by 2050, leading to an increased demand for sustainable transportation of people and goods. These converging forces highlight the critical interplay between market dynamics, the need for decarbonization and Wabtec’s business strategy. We are advancing our sustainability priorities both through our own commitments to our people, communities, and planet, as well as by innovating next generation technologies that reduce emissions, energy consumption and waste, and increase fuel efficiency for our customers through advancements in our equipment and digital solutions. We are helping our customers reduce their overall carbon footprint through the development of low-emitting locomotives like our Tier 4 and battery-electric locomotives, Trip Optimizer, Green Air and Green Friction products, and the use of alternative fuels such as biodiesel, renewable diesel, and hydrogen.
•Driving the digital transformation of the rail industry. Our early investment in data analytics and software has allowed us to become a strategic partner for customers looking to derive new value from assets and digitally transform their operations. Through these initiatives, our digital solutions have helped to transform many distribution channels in the transportation industry including mine to ports, from shipper to receiver, from port to intermodal terminals to main line locomotives and railcars and across train yards and operation centers. The breadth of our Digital and Electronic solutions gives customers confidence in our ability to address their current and future needs.
•Strategic partnerships with longstanding customers and other key stakeholders. For more than a century, rail has been a cornerstone of the global transportation system, and thus, the economy. Rail remains one of the most cost-effective, energy-efficient modes of transport, both domestically and internationally. As the largest global producer of diesel-electric locomotives, we have a significant market share both in North America and globally. We listen to our key stakeholders and focus on areas where Wabtec can enable the most meaningful impact for our customers, communities, and the world. Transformational change requires collaboration, so we are committed to accelerating progress by partnering with customers, government leaders, corporations, universities and other key stakeholders. For example, we have partnered with a customer, a leading short line and regional freight railroad, as well as a leading artificial intelligence and robotics institution to create technologies that will decarbonize freight rail transport, improve freight safety, and generate greater rail network utilization. We also have collaborated with a global transportation company focused on the development and commercialization of battery technology and hydrogen fuel cell systems for Wabtec locomotives. By working together with these partners and others, we are developing advanced solutions for the industry to realize the zero-emission rail network of the future.
•Experience with industry regulatory requirements. The freight rail and passenger transit industries are governed by various government agencies and regulators in each country and region. These groups mandate rigorous manufacturer certification and a new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess. Certification processes are lengthy, and often require local presence and expertise. In addition, each transit agency places a high degree of importance on vehicle customization, which requires experience and technical expertise to meet ever-evolving specifications.
•Streamlined cost structure and operational excellence provide operating leverage and support Wabtec’s growth. Wabtec’s lean manufacturing and continuous improvement initiatives have been a part of the Company’s culture for more than 25 years and have enabled Wabtec to manage successfully through cycles in the rail supply market. We are continuing to expand our Operating Excellence focus in driving productivity and delighting customers. Our Operating Excellence Program leverages the breadth and depth of our One Wabtec expertise across the organization in sharing of best practices, instilling a culture of learning, problem solving, continuous improvement, and driving standard operating practices. This, coupled with our overall manufacturing and supply base footprint optimization initiatives, will drive increased flexibility and improved responsiveness to our customer needs while driving margin improvement through productivity.

Business Strategy
We strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. We continuously strive to improve quality, delivery and productivity, and to reduce costs utilizing global sourcing and supply chain management. These practices enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. We also rely on functional experts within the Company across various disciplines to train, coach and share best practices throughout the Company, while benchmarking against best-in-class competitors and peers. Over time, we expect to continue to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•Accelerate innovation of scalable technologies. We continue to emphasize innovation and development funding to create new products and capabilities to increase customer productivity, efficiency, capacity, utilization and safety, such as the battery electric locomotive, vehicle monitoring and data analytics. We will continue to lead the way with technologies that use less energy, reduce weight and size, and increase recyclability. We plan to invest in bringing new technologies to market for our customers. A significant portion of our investment will be focused on three customer-centric areas of innovation: zero-emissions operations, automation and digitization and advanced supply chain visibility. These investments will position our customers for success and make these technologies the standard going forward. We have a multi-year initiative to build on our existing expertise and technologies in the digital and electronics areas. In addition, we invest in developing enhancements and new features to existing products, such as brake discs and heat exchangers. We are focusing on technological advances, especially in the areas of electronics, battery power and alternative fuels, braking products and other on-board equipment, as a means to deliver new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments.

•Grow and refresh expansive installed base. We are a leading transportation and component manufacturer with a significant installed base with expansive product and service capabilities. We have over 23,000 locomotives in service, the majority of which are equipped with Digital technologies, like Positive Train Control. We have components on rail cars in over 100 countries and over 45,000 railway vehicles equipped with Wabtec braking systems. We intend to increase sales through direct sales of existing products to current and new customers, by developing specific new products for application in new geographic markets, by making strategic acquisitions and through joint ventures with railway suppliers which have a strong presence in their local markets. We believe that international markets represent a significant opportunity for future growth. In Transit, we are focused on mature markets such as Europe and emerging markets such as India. In Freight, we are targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, Egypt, India, Russia, South Africa and other select areas within Europe and South America. In addition, we have opportunities to increase the sale of certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy.

•Lead the decarbonization of rail. We have taken significant steps to decarbonize global transport and make our world safer, smarter and greener. Today, rail represents the cleanest, most energy efficient and safest mode of moving freight and people on land. As global demands for growth increase, current trends indicate that freight and passenger rail activity will more than double by 2050, leading to an increased demand for sustainable transportation of people and goods. These converging forces highlight the critical interplay between market dynamics, the need for decarbonization and Wabtec’s business strategy. Wabtec is leading the transition to a more utilized, efficient, and low-carbon rail network. Alternative clean energy technologies are critical in the fight against climate change and reducing greenhouse gas emissions. We are helping our customers reduce their overall carbon footprint through the development of low-emitting locomotives like our Tier 4 and battery-electric locomotives, Trip Optimizer, Green Air and Green Friction products, and the use of alternative fuels such as biodiesel, renewable diesel, and hydrogen.

•Expand high-margin recurring revenue streams. Our expansive installed base allows us to generate strong recurring revenues with replacement parts and components, digital solutions, overhauls and modernizations. Aftermarket sales are typically done at higher margins and are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. Sales of aftermarket parts and services have historically represented approximately 60% of total net sales. As a long time supplier of original equipment, we have an extensive installed base of equipment in the field and growing this installed base further will expand our recurring aftermarket sales. Wabtec provides aftermarket parts and services for its components, and we seek to expand this business with customers who currently perform the work in-house. In this way, we expect to benefit as transit authorities and railroads outsource certain maintenance and overhaul functions.

•Drive continuous operational improvement. We are focused on continuous improvement to drive cost competitiveness, effectively deploy capital and accelerate Lean. Lean is a set of principles that emphasize customer focus, elimination of waste, high quality growth and ruthless prioritization of work to improve safety, quality, delivery and cost. Lean is being embedded in our culture and is fundamental to how we execute our strategy. We are using Lean principles to help examine processes and continuously improve them by solving problems at their root cause. Our Lean transformation model focuses on driving process improvements and management systems to maximize the flow of value produced for the customer, remove waste, empower employees and optimize the enterprise. These principles are also rigorously applied to sustainability and safety.
Recent Acquisitions and Joint Ventures
See Note 3 of the Notes to Consolidated Financial Statements included in Part IV, Item 5 of this report for additional information about our recent acquisitions and joint ventures.
Backlog
The Company’s backlog was approximately $22 billion at December 31, 2021. For 2021, approximately 60% of total net sales came from aftermarket orders, which typically carry lead times of less than 30 days and are not included in backlog for a significant period of time.
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
The rollforward of the Company's backlog of firm customer orders and the expected year of completion are as follows:

In millions	Freight Segment	Transit Segment	Consolidated
Balance at December 31, 2020	$17,887	$3,704	$21,591
New orders	5,964	2,763	8,727
Less: Net sales	(5,239)	(2,583)	(7,822)
Adjustments / foreign exchange	(110)	(217)	(327)
Balance at December 31, 2021	$18,502	$3,667	$22,169

Expected Delivery
2022	$4,520	$1,748	$6,268
Other years	$13,982	$1,919	$15,901
The Company saw no significant cancellations of backlog during the year ended December 31, 2021 despite the unprecedented pandemic caused by COVID-19 and its effects on locomotive parkings, carbuilds, and transit ridership levels. However, the economic slowdown and disruptions that were caused by COVID-19 did impact the timing of some orders in backlog as in certain cases the delivery of goods and services previously expected to be completed in the current year has been pushed out to future years.
Engineering and Development
To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2021, 2020 and 2019, we invested $176 million, $162 million and $210 million, respectively, on product development and improvement activities. Significant incremental engineering expense is incurred with the execution of original equipment customer contracts. Across the corporation we have established multiple Centers of Competence, which have specialized, technical expertise in various disciplines and product areas.
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

Intellectual Property
We have approximately 6,000 active patents worldwide and on average file for approximately 300 new patents each year. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property. We also follow the product development practices of our competitors to monitor any possible patent infringement by them, and to evaluate their strategies and plans.
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
Customers
We provide products and services for more than 500 customers worldwide. Our customers include passenger transit authorities and railroads throughout North America, Europe, Asia Pacific, Africa and South America; manufacturers of transportation equipment, such as locomotives, freight cars, passenger transit vehicles and buses; and companies that own, lease, and maintain such equipment.
Top customers can change from year to year. For the fiscal year ended December 31, 2021, our top five customers accounted for approximately 28% of net sales. No one customer represents 10% or more of consolidated net sales. We believe that we have strong relationships with all of our key customers.
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
Our principal competitors vary across product lines and geographies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (“Knorr”) and Amsted Rail Company, Inc., a subsidiary of Amsted Industries Corporation, are our principal overall OEM competitors. Our competition for locomotive, freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, a division of Caterpillar, and Knorr. We believe our key strengths, which include leading market positions in core products, including sustainable technologies, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry, strategic partnerships and operational excellence, coupled with an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, Knorr is our main competitor, although not in every product line or geography. In addition, our competitors often include smaller, local suppliers in most international markets. Depending on the product line and geography, we can also compete with our customers, such as CRRC Corporation Limited, a China-based manufacturer of rolling stock.
Sustainability
Wabtec is committed to sustainable value creation. Our sustainability strategy is to contribute to a better, more sustainable world through our unique business offerings, leading technologies and sustainable business practices. Our strategy helps us capitalize on market opportunities and reduce safety and environmental risks, while creating value for our customers, employees and other stakeholders. Wabtec utilizes three Strategic Sustainability Principles to execute our sustainability strategy:
•Innovating with Purpose. We are committed to developing responsible and sustainable products that minimize the impact on the planet.
•Driving Responsible Operations. We are committed to providing safe work environments and products that enable productive and efficient use of resources.
•Empowering People and Communities. We are committed to driving an inclusive culture grounded in integrity, committed to the development of and investment in the communities where our teams live and work.
As we develop and refine our sustainability strategy, it is important that we listen to our key stakeholders and focus on areas where Wabtec can enable the most meaningful impact for our customers, communities and the world. In 2021, we conducted a comprehensive Environmental, Social and Governance (ESG) assessment that included internal and external stakeholder involvement, to identify key ESG issues of focus for the Company. Based on the assessment, the following topics had the highest relative priority to Wabtec and its external stakeholders and are aligned to our overall sustainability strategy and action plans:

Topic	Definition	Alignment to Wabtec Strategic Sustainability Principles
Greenhouse gas (GHG) emissions	Reducing GHG emissions across Wabtec’s value chain and helping Wabtec partners across their value chain reduce GHG emissions. This includes reducing major sources of indirect emissions during the procurement and processing of raw materials, during manufacturing and the operation of our facilities, and during product distribution and end use.	• Innovating with Purpose • Driving Responsible Operations
Energy & renewables	Supporting policies and organizational partners that contribute to the renewable energy transition. Contributing to the success of the energy transition by improving the energy efficiency of Wabtec’s products and operations. Integrating renewables into Wabtec’s products and operations and enabling the adoption of new and emerging renewable energy solutions.	• Innovating with Purpose • Driving Responsible Operations
Innovation & technology	Capitalizing on opportunities related to new product advancements and innovations that include the adoption of emerging technology to help address key societal and transportation sector challenges. Developing a resilient business model capable of meeting societal expectations for continuous improvement.	• Innovating with Purpose • Empowering People and Communities
Business Ethics & Compliance	Upholding ethics and integrity in every aspect of Wabtec’s business by ensuring transparency in all financial practices. Complying with all applicable national and local laws and regulations by promoting practices and policies that encourage reporting instances of non-compliance and by implementing corrective actions that prevent recurrence. Preventing bribery, corruption, and anti-competitive behavior. Promoting ethics and compliance throughout Wabtec’s value chain, especially among suppliers.	• Driving Responsible Operations • Empowering People and Communities
Data privacy & cybersecurity	Investing in cybersecurity measures and adapting to business risks presented by technology and digitization. Protecting Wabtec’s proprietary information and intellectual property. Ensuring the responsible management and use of data, including data from customers, employees, and suppliers. Protecting data collected by Wabtec products.	• Innovating with Purpose
During 2021, Wabtec adopted its Green Finance Framework. Following the release of the Green Financing Framework, the Company issued its inaugural "green bond" – a €500 million issuance in the European bond market. The Company intends to utilize green financing instruments as part of its overall capital resources strategy to support the transition to a low-carbon transportation future and meet the sustainable transportation needs of growing cities around the world. Projects supported by green financing will largely target the objective of climate change mitigation by focusing on the efficiency of freight rail systems and public transport, as well as on the provision of energy-efficient customer solution services. Focus areas include:
•     Clean transportation
•     Eco-efficient and/or circular economy adapted products, production technologies and processes
•     Renewable energy
•     Pollution prevention and control
•     Energy efficiency
Cybersecurity Framework
Cybersecurity and data protection are important considerations in the design and production of Wabtec products, projects, and services. Information technology is used and relied upon extensively by our business. We collect, process, and retain sensitive and confidential customer information, including proprietary business information, personal data and other information, some of which may be subject to privacy and security laws, regulations and/or customer-imposed data protection controls. To address risks related to cybersecurity and privacy, Wabtec seeks to leverage industry cybersecurity practices that have been developed by organizations such as National Institute of Standards and Technology (NIST) and the International Standardization Organization (ISO) and also engages external independent advisors. Wabtec’s Data Protection Plan describes the technical, physical and administrative controls used to protect the confidentiality, integrity, and availability of information provided to and managed by Wabtec. Cybersecurity is addressed and discussed regularly with our Chief Information Officer, the Audit Committee and Board of Directors. Wabtec also maintains SOC 1 Type 2 certification for select digital products, as well as cyber liability insurance coverage. We also regularly evaluate our response readiness, including disaster recovery plans and business continuity considerations in the case of a cyber incident. Finally, Wabtec engages in regular security awareness training to highlight and educate its employees on how to identify and mitigate cybersecurity risks at the individual level.

ESG Goals
Wabtec is committed to transparency on ESG topics, including the opportunities and challenges we encounter as we work to enhance performance and conduct business in a responsible manner. In 2020, we established ESG goals around innovation, operations, safety, and people. We report our progress on these goals annually in our published Sustainability Report, which can be found on our website at www.wabteccorp.com/sustainability. The content referred to on any website referred to in this annual report, including the Sustainability Report, is not incorporated by reference into this Form 10-K.
Wabtec developed an ESG governance framework to provide oversight for our climate action strategy. This structure starts with Wabtec's Board of Directors and its committees who oversee the execution of the Company’s ESG strategy as part of their oversight of Wabtec’s overall business. In particular, the Nominating and Corporate Governance Committee assists the Board in its oversight of Wabtec’s sustainability strategy and execution against key goals, as well as the review of climate-related risks and opportunities. To further facilitate the Board’s engagement and oversight, climate was added as a risk category in Wabtec’s enterprise risk management process.
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
Our headquarters are in Pittsburgh, Pennsylvania and we have offices and facilities in over 50 countries around the globe. As of December 31, 2021, we have a global workforce of approximately 25,000 employees, excluding contingent workers.
Diversity and Inclusion
Wabtec is committed to ensuring a diverse and inclusive workplace that respects and seeks the unique talents, experiences and viewpoints of all our employees. Wabtec has a Diversity and Inclusion Council, led by members of Wabtec’s executive leadership team, who oversee global diversity and inclusion policies and initiatives. We strive to create an inclusive workplace where employees can be themselves. Our Board of Directors also plays a critical role in creating an organization that prioritizes, supports, and invests in diversity, inclusion, and equity. Over the last two years, Wabtec has named three diverse members to its Board. Currently, 40% of Wabtec’s Board is diverse (gender; race/ethnicity), and over 18% of Wabtec’s global senior management are female and roughly 18% are people of color based in the U.S. In 2020, women constituted approximately 16% of our global workforce and approximately 18% of our salaried employees and people of color constituted approximately 20% of our U.S. salaried workforce and approximately 24% of the total U.S. workforce.
Training and Development
We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring and coaching programs. We have invested in training courses through Wabtec’s Learning Management System (LMS). In 2021, Wabtec partnered with a third-party to provide diversity and inclusion training. Over 4,000 employees participated in the training, which was coupled with tools and resources for people leaders to help make diversity and inclusion part of a long-term conversation rather than a one-time training.
Our two-year Leadership, Expertise, Advancement and Development (LEAD) program is the primary path for university graduates into Wabtec. LEAD is a two-year program that offers an immersive learning experience in the fields of engineering, operations, finance and IT along with extensive leadership training designed to build the next generation of leaders. On average, there are 100 participants in the LEAD program that rotate between business units every six months to work on strategic projects and assignments, gain exposure to senior leadership and build their global professional network. We are focused on strengthening this program to support our global talent pipeline.
Health and Safety
When it comes to employee safety, our commitment is to provide safe work environments for our employees and to meet or exceed environmental, health, and safety (EHS) laws and regulations in the places where we operate. In 2020, the Company relaunched the Environment, Health, and Safety component of the Wabtec Management System (known as the “EHS WMS”) to strengthen our management system approach to addressing EHS risks and promote the consistent implementation of best practices across all our global manufacturing and services sites, regardless of how local laws are implemented or enforced. The EHS WMS establishes standard expectations in 13 core competency areas, including leadership and accountability, regulatory applicability review, EHS processes and systems, risk assessment, safety defenses, exposure defenses, environmental defenses and contractor management. Operational sites are measured against these EHS program expectations. In addition, the Company’s EHS WMS is directly aligned to accepted international standards, such as ISO 14001 for Environmental and ISO 45001 for Occupational Health and Safety. With zero fatalities and over 80 operational sites with zero recordable injuries, 2020 marked the 13th consecutive year of injury rate reductions across Wabtec's vast operations.
In 2021, Wabtec continued its commitment to safety and launched a four week EHS leadership training course aimed at building the toolkits of front-line supervisors and plant managers. The course was designed to establish a common understanding of Wabtec’s EHS tools and terminology, initiate a partnership between the plant manager and their EHS leader on a personal action plan, connect plant managers to the broader network of global leaders, and encourage decision making at the site level that is informed by an understanding of EHS impacts and of legal and compliance responsibilities. In 2021, over 120 leaders from 26 countries attended the training.
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
Most countries and regions in which Wabtec does business have similar rule-making bodies. For example, in Russia, a GOST-R certificate of conformity is mandatory for all products related to the safety of individuals in Russian territory. In China, any product or system sold on the Chinese market must have been certified in accordance with national standards. In the local Indian market, most products are covered by regulations patterned after AAR and UIC standards.
Effects of Seasonality
Our business has limited seasonality. Third quarter results may be affected by the timing of services performed under our locomotive maintenance contracts and vacation and scheduled plant shutdowns at several of our major customers. Fourth quarter results may be affected by the timing of spare parts and service orders placed by transit agencies worldwide. Quarterly results can also be affected by the timing of projects in backlog and by project delays.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information on our executive officers as of February 17, 2022.

Officers	Age	Position
Rafael Santana	50	President and Chief Executive Officer
David L. DeNinno	66	Executive Vice President, General Counsel and Secretary
John A. Olin	61	Executive Vice President and Chief Financial Officer
Nicole Theophilus	51	Executive Vice President and Chief Human Resources Officer
Eric Gebhardt	53	Executive Vice President and Chief Technology Officer
Gina Trombley	51	Executive Vice President, Sales & Marketing & Chief Commercial Officer - Americas
Greg Sbrocco	53	Executive Vice President, Global Operations
Michael E. Fetsko	57	President, Freight and Industrial Components
Pascal Schweitzer	45	President, Freight Services
Rogerio Mendonca	49	President, Freight Equipment
Nalin Jain	52	President, Digital Electronics
Lillian Leroux	50	President, Transit
John A. Mastalerz	55	Senior Vice President of Finance and Chief Accounting Officer
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
John A. Olin was named Executive Vice President and Chief Financial Officer effective October 1, 2021. Prior to joining Wabtec, Mr. Olin served as the Senior Vice President and Chief Financial Officer of Harley-Davidson, where he was instrumental in driving strategic change amidst significant market disruption, including reshaping the company. Prior to Harley-Davidson, Mr. Olin served as Controller of Kraft Foods' Cheese Division, and had 12 years of financial leadership at Kraft, Oscar Mayer Foods, and Miller Brewing Company. Mr. Olin also held positions with financial services and specialized consulting firms including Ernst and Whinney (now Ernst and Young).
Nicole Theophilus was named Executive Vice President & Chief Human Resource Officer in October 2020. Prior to joining Wabtec, Ms. Theophilus served most recently as Chief Human Resource Officer of West Corporation from March 2016 through February 201. Previously she served as Executive Vice President and Chief Human Resource Officer, Vice President of Human Resources and Vice President and Chief Employment Counsel of ConAgra Corporation, where she was employed from 2006 through 2015. Prior to 2006, Ms. Theophilus was a partner with the law firm Husch Blackwell.
Eric Gebhardt was named Executive Vice President and Chief Technology Officer in October 2020. Prior to joining Wabtec, Mr. Gebhardt served as Managing Director of KCK-US from May 2019 through September 2020. He also served in a variety of roles with General Electric including Chief Technology Officer of GE Power from August 2017 through January 2019, Chief Product Management Officer for GE Energy Connections from February 2017 through August 2017, Chief Platforms and Operations Officer for Current from January 2016 through January 2017, and Chief Technology Officer for GE Oil & Gas from October 2012 through December 2015.
Gina Trombley was named Executive Vice President, Sales & Marketing & Chief Commercial Officer - Americas, effective September 8, 2020. Prior to joining Wabtec, Ms. Trombley served in various executive roles at Bombardier Transportation from 2017 to 2019, most recently as Vice President of Services and previously as Vice President Sales for Bombardier Transport - Americas. Ms. Trombley also held progressive commercial and marketing leadership roles at Parsons and GE Transportation.
Greg Sbrocco was named Executive Vice President, Global Operations in February 2019. Prior to this, Mr. Sbrocco was Global Supply Chain Leader for GE Transportation since September 2014. Mr. Sbrocco had been with GE since 1992 when he joined as an Environmental Engineer for the GE Energy business. During his tenure with GE, Mr. Sbrocco held several leadership roles in GE Energy, GE Oil and Gas, and GE Transportation.
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
Pascal Schweitzer was named President, Freight Services in February 2019. Previously Mr. Schweitzer was the Vice President—Services of GE Transportation since April 2017. He served as General Manger – Europe – Power Services for GE Power from November 2015 through April 2017 and prior to that several positions with Alstom Power.
Rogerio Mendonca was named President, Freight Equipment in February 2021. Previously Mr. Mendonca served as Vice President for Baker Hughes from July 2017. Prior to that he served as President of GE Transportation in Latin America from April 2016 through July 2017 and in several roles leading up to that including Commercial Director and Service Operations General Manager.
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We are dependent upon key customers.
We rely on several key customers who represent a significant portion of our business. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with Wabtec. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, customer order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays and cancellations. Furthermore, the average service life of certain products in our end markets has increased in recent years due to innovations in technologies and manufacturing processes, which has also allowed end users to replace parts less often. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.
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
The railway industry historically has been subject to significant fluctuations due to overall economic conditions, the use of alternate methods of transportation and the levels of government spending on railway projects. In economic downturns, railroads have deferred, and may defer, certain expenditures in order to conserve cash in the short term. For example, the economic slowdown that was caused by COVID-19 impacted the timing of some orders, as customers deferred the delivery of some goods and services to future years. Reductions in freight traffic may reduce demand for our replacement products.
The passenger transit railroad industry is also cyclical and is influenced by a variety of factors. New passenger transit car orders vary from year to year and are influenced by a variety of factors, including major replacement programs, the construction or expansion of transit systems by transit authorities and the quality and cost of alternative modes of transportation. To the extent that future funding for proposed public projects is curtailed or withdrawn altogether as a result of changes in political, economic, fiscal or other conditions beyond our control, such projects may be delayed or canceled, resulting in a potential loss of business for us, including transit aftermarket and new transit car orders. There can be no assurance that economic conditions will be favorable or that there will not be significant fluctuations adversely affecting the industry as a whole and Wabtec.
Our backlog is not necessarily indicative of the level of our future revenues.
Our backlog represents future production and estimated potential revenue attributable to firm contracts with, or written orders from, our customers for delivery in various periods.  Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, changes in legislative policy, adverse changes in the financial condition of our customers, adverse changes in the availability of raw materials and supplies, or un-remedied contract breaches could possibly lead to contract termination or cancellations of orders in our backlog or request for deferred deliveries of our backlog orders, each of which could adversely affect our cash flows and results of operations. For example, although the Company saw no material cancellations of backlog during the year ended December 31, 2021, the economic slowdown that was caused by COVID-19 did impact the timing of some orders in backlog as the delivery of goods and services previously expected to be completed in the current year were pushed out to subsequent periods.
Equipment failures, interruptions, delays in deliveries or extensive damage to our facilities, supply chains, distribution systems or information technology systems, could adversely affect our business.
All of our facilities, equipment, supply chains, distribution systems and information technology systems are subject to the risk of catastrophic loss due to unanticipated events, such as cyber attacks, disease outbreak, fires, earthquakes, explosions, floods, tornadoes, hurricanes or weather conditions. An interruption in our manufacturing capabilities, supply chains, distribution systems or information technology systems, whether as a result of such catastrophic loss or any other reason, could reduce, prevent or delay our production and shipment of our product offerings, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. This could result in the delay or termination of orders, the loss of future sales and a negative impact to our reputation with our customers.

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
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of disruptions, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. Due to the ongoing impacts and uncertainty of continued impacts of the COVID-19 pandemic and the global government actions to contain it, some of our supply chains, particularly in China, India, the U.S., and Europe, have been, and continue to be, impacted. Supply chain disruptions and labor availability have caused component and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of metals and commodities costs, transportation and logistics costs and labor costs have all resulted from the COVID-19 pandemic. There can be no assurance that there will not be further, or deeper, supply chain disruptions, or that the steps we are taking to mitigate such disruptions will be effective or achieve their desired results in a timely fashion.
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
We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility of an unprecedented nature. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and new strains of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. Our operations may be further impacted by the COVID-19 pandemic if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, travel restrictions or absenteeism; steps the company has taken to protect health and well-being; government actions; facility closures; work slowdowns or stoppages; inadequate supplies or resources (such as reliable personal protective equipment, testing and vaccines); or other circumstances related to COVID-19. Governments around the world have taken steps to mitigate some of the more severe anticipated economic effects, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The COVID-19 pandemic has resulted in operational and supply chain disruptions for us and our customers and may further adversely affect operations and the operations of our customers and suppliers. Accordingly, COVID-19 had a materially adverse impact on our operations and business results for the years ended December 31, 2021, and 2020. Supply chain disruptions and shortages in labor availability have caused component and chip shortages, which have resulted in adverse effects on the timing of our revenue generation. Additionally, broad-based inflation, escalation of metals and commodities costs, transportation and logistics costs and labor costs have all resulted from the COVID-19 pandemic and have adversely impacted our business. We expect COVID-19 to continue to have a materially adverse impact on our operations and business results into 2022. The spread of COVID-19, and the emergence of new strains of the virus, have caused us to modify our business practices and to implement significant proactive measures to protect the health and safety of employees, and we may take further actions as may be required by government authorities or as we determine are appropriate under the circumstances. There is no certainty that such measures will be sufficient to mitigate the continued risks posed by the pandemic.
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
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) in an effort to address responsibly this global pandemic. We continue to monitor the situation, to assess further possible implications to our employees, business, supply chain and customers, and to take certain actions in an effort to mitigate various adverse consequences. However, uncertainty around general global economic and market conditions, exacerbated by the COVID-19 pandemic, will have an impact on our sales and operations in 2022 and beyond.

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
For the fiscal year ended December 31, 2021, approximately 60% of our consolidated net sales were to customers outside of the United States. We intend to continue to expand our international operations, including in emerging markets, in the future. Our global headquarters for the Transit group is located in France, and we conduct other international operations through a variety of wholly and majority-owned subsidiaries and joint ventures, including in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Kazakhstan, Macedonia, Mexico, the Netherlands, Poland, Russia, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:
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
Management believes it is reasonably likely that the scientific and political attention to issues concerning the existence and extent of climate change, and the role of human activity in it, will continue, with the potential for further regulation that affects the company’s operations. The potential challenges posed by evolving climate change policy and prospective legislation are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industry. Although uncertain, these developments could increase costs or reduce the demand for the products the company sells. The company’s production and processing operations typically result in emissions of greenhouse gases. Likewise, emissions arise from midstream and downstream operations, including operations of our locomotives and other products. Finally, although beyond the control of the company, the use of fuels and related products by operators also results in greenhouse gas emissions that may be regulated. International agreements, domestic legislation and regulatory measures to limit greenhouse gas emissions are currently in various phases of discussion or implementation. While we are carefully monitoring developments and reviewing the challenges associated with alternative proposals, at this time, we cannot predict the ultimate impact of climate change and climate change legislation on our operations. Further, when or if these impacts may occur cannot be assessed until legislative policy is more developed and specific legislative proposals begin to take shape. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gas could require us to incur increased operating costs and could have an adverse effect on demand for our products. In addition, the price and availability of certain of the raw materials that we use could vary in the future as a result of environmental laws and regulations affecting our suppliers. An increase in the price of our raw materials or a decline in their availability could adversely affect our operating margins or result in reduced demand for our products.
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
At December 31, 2021, we had total debt of $4.1 billion, primarily related to Senior Notes. Being indebted could have important consequences to us. For example, our indebtedness could:
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
Moreover, our Credit Agreement and the indentures governing our senior notes permit us to incur substantial additional indebtedness, which may further contribute to, or exacerbate the impact of, the foregoing impacts.
The indentures for our outstanding senior notes and our Credit Agreement contain various covenants that limit our management’s discretion in the operation of our businesses.
Our Credit Agreement subjects us to customary (i) affirmative covenants, including requirements with respect to certain reporting obligations on us and our subsidiaries, and (ii) negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes (including certain changes in control); business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, we are required to maintain (i) a ratio of EBITDA to interest expense of at least 3.00 to 1.00 over each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter and (ii) a Leverage Ratio, calculated as of the last day of a fiscal quarter for a period of four consecutive fiscal quarters, of 3.25 to 1.00 or less; provided that, in the second quarter of 2021, the Credit Agreement was amended so that we may, upon our request, increase the maximum Leverage Ratio to (x) 3.75 to 1.00 at the end of the fiscal quarter in which our acquisition of Nordco was consummated and each of the three fiscal quarters immediately following such fiscal quarter and (y)

3.50 to 1.00 at the end of each of the fourth and fifth full fiscal quarters after the consummation of such acquisition. The Company has not requested any such increase in the leverage ratio at this time.
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
Facilities
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2021. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are mainly long-term and generally include options to renew.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Erie, PA	Manufacturing/Warehouse/Office	Freight	Own	3,800,000
Grove City, PA	Manufacturing/Warehouse	Freight	Own	486,000
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Salem, VA	Manufacturing	Freight	Own	320,000
Justin, Texas	Manufacturing/Warehouse	Freight	Own	305,000
Fort Worth, Texas	Manufacturing/Warehouse	Freight	Own	304,000
Houston, Texas	Manufacturing/Service	Freight	Own	280,000
Hanover Park, Illinois	Manufacturing	Freight	Lease	250,000
Pittsburgh, PA	Office	Global HQ	Lease	84,000

International
Shenyang, China	Manufacturing/Warehouse/Office	Transit	Own	336,000
Doncaster, UK	Manufacturing	Transit	Own	330,000
Changzhou, China	Manufacturing	Transit	Own	316,000
Northampton, UK	Manufacturing	Freight	Lease	300,000
Shenyang City, China	Manufacturing	Transit	Lease	291,000
Piossasco, Italy	Manufacturing	Transit	Own	301,000
Burton-on-Trent, UK	Manufacturing/Office	Transit	Lease	260,000
Bangalore, India	Manufacturing	Freight/Transit	Lease	168,000

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
The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB.” As of February 11, 2022, there were 185,290,114 shares of Common Stock outstanding held by approximately 109,650 holders of record.

The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $111 million annually. The declaration and payment of future dividends are at the discretion of the Board of Directors.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2021, of Wabtec’s common stock to (i) the S&P 500 and (ii) our peer group of manufacturing companies which consists of the following publicly traded companies: AGCO, AMETEK, CSX, Cummins, Dover, Emerson Electric, Fortive, Howmet Aerospace, Illinois Tool Works, Norfolk Southern, Oshkosh, Parker-Hannifin, Rockwell Automation, Terex, Textron, The Greenbrier Companies, Trinity Industries, and Xylem.

Issuer Purchases of Common Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1) In millions
October 2021	—	$—	—	$300
November 2021	1,048,036	$95.40	1,048,036	$200
December 2021	—	$—	—	$200
Total quarter ended December 31, 2021	1,048,036	$95.40	1,048,036	$200

(1)    On February 10, 2022, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $500 million, of which $151 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In 2021, approximately 60% of the Company’s net sales came from customers outside the U.S.
Wabtec’s long-term financial goals are to drive strong cash flow conversion, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, drive improved efficiencies across the business, and increase revenues through a focused growth strategy, including product innovation and new technologies, global and market expansion, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s current operational performance through measures such as safety, quality and on-time delivery.
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
Although the U.S. and other international governments deemed rail transportation as “critical infrastructure” providing essential services during the COVID-19 pandemic, the COVID-19 pandemic had a materially adverse impact on our operations and business results for the years ended December 31, 2021 and 2020, which is discussed in more detail in the Results of Operations section below. Supply chain disruptions and labor availability have caused component, raw material and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of metals and commodities costs, transportation and logistics costs and labor costs have all resulted from the COVID-19 pandemic. The Company has implemented various mitigating actions to lessen the impact of supply chain disruptions caused by the COVID-19 pandemic. These actions include price escalations in long-term contracts, implementing price surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategic sourcing alignments, and accelerating integration synergies where possible. The Company expects to continue to realize these increased costs over the next few quarters.
Uncertainty around general global economic and market conditions, exacerbated by the COVID-19 pandemic, will have an impact on our sales and operations in 2022 and beyond. To the extent that these factors cause instability of capital markets, supply chain disruptions including shortages of raw materials or component parts, labor availability, longer sales cycles, deferral or delay of customer orders, or an inability to market our products effectively, our business and results of operations could be materially adversely affected.
Cybersecurity Exposure
During the third quarter 2021, one of our vendors publicly disclosed vulnerabilities in one of its operating systems that is used in a range of products across the rail sector and other industries, including in certain Wabtec products. In response, Wabtec reviewed its digital onboard locomotive products and locomotive control systems to determine which products may be affected and the potential impact to Wabtec, our customers and other relevant parties. To date, we are unaware of any exploitation of these vulnerabilities; however, we are working closely with our vendor to appropriately address potentially impacted products. Additionally, we have communicated with potentially affected customers and discussed mitigation strategies.

ACQUISITIONS
Wabtec acquired Nordco, a leading North American supplier of new, rebuilt and used maintenance of way equipment, on March 31, 2021, and GE Transportation, a former business unit of GE, on February 25, 2019. For additional information related to these acquisitions refer to Note 3 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

RESULTS OF OPERATIONS
Consolidated Results
2021 COMPARED TO 2020
The following table shows our Consolidated Statements of Operations for the years indicated.

	For the year ended December 31,
In millions	2021	2020
Net sales:
Sales of goods	$6,205	$6,233
Sales of services	1,617	1,323
Total net sales	7,822	7,556
Cost of sales:
Cost of goods	(4,545)	(4,629)
Cost of services	(908)	(790)
Total cost of sales	(5,453)	(5,419)
Gross profit	2,369	2,137
Operating expenses:
Selling, general and administrative expenses	(1,030)	(948)
Engineering expenses	(176)	(162)
Amortization expense	(287)	(282)
Total operating expenses	(1,493)	(1,392)
Income from operations	876	745
Other income and expenses:
Interest expense, net	(177)	(199)
Other income, net	38	11
Income before income taxes	737	557
Income tax expense	(172)	(145)
Net income	565	412
Less: Net (income) loss attributable to noncontrolling interest	(7)	2
Net income attributable to Wabtec shareholders	$558	$414
The following table shows the major components of the change in net sales in 2021 from 2020:

In millions	Freight Segment	Transit Segment	Total
2020 Net Sales	$5,082	$2,474	$7,556
Acquisitions	138	—	138
Foreign Exchange	23	111	134
Organic	(4)	(2)	(6)
2021 Net Sales	$5,239	$2,583	$7,822
The following discussion compares our results for the year ended December 31, 2021 to the year ended December 31, 2020. The discussion comparing our results for the year ended December 31, 2020 to the year ended December 31, 2019 is included within Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.
Net sales
Net sales for the year ended December 31, 2021 increased by $266 million, or 3.5%, to $7.82 billion compared to the same period in 2020. Organic sales decreased $6 million which is primarily attributable to a net organic decrease of $4 million in the Freight Segment. Services sales increased from higher locomotive modernizations and overhauls and a decrease in locomotive parkings while Components sales increased due to a higher railcar build and lower railcar parkings. These increases were offset by lower Equipment sales due to lower locomotive sales, particularly in North America and Egypt, and lower Digital Electronics sales primarily due to chip shortages caused by supply chain disruptions. These decreases in Freight were offset by an increase in sales from acquisitions, which contributed $138 million, and favorable changes in foreign exchange rates increased sales by $134 million, primarily in the Transit segment.
Cost of sales
Cost of sales for the year ended December 31, 2021 increased by $34 million, or 0.6%, to $5.45 billion compared to the same period in 2020. The increase is primarily due to the increase in sales, increased metals, transportation and labor costs and higher restructuring costs. Cost of sales as a percentage of sales was 69.7% and 71.7% for the years ended December 31, 2021 and 2020, respectively, representing a 2.0 percentage point decrease. The decrease as a percentage of sales is primarily due to favorable product mix, improved productivity, synergy savings and the structural cost actions taken in the prior year, partially offset by the increase in the costs described above. Cost of sales for the year ended December 31, 2021 included $53 million of restructuring costs, primarily for footprint rationalization and headcount actions in Europe. Cost of sales for the year ended December 31, 2020 included $45 million of restructuring costs, primarily for footprint rationalization and related headcount actions as part of the acquisition of GE Transportation and in response to the COVID-19 pandemic.
Operating expenses
Total operating expenses increased $101 million, or 7.3%, for the year ended December 31, 2021 compared to the same period in 2020. Operating expenses as a percentage of sales was 19.1% and 18.4% for the year ended December 31, 2021 and 2020, respectively. Selling, general and administrative expenses ("SG&A") increased $82 million for the year ended December 31, 2021 compared to the same period in 2020. The increase is primarily due to higher employee compensation and benefit costs, costs incurred to support the higher sales volume and incremental expense from the acquisition of Nordco, partially offset by a decrease in restructuring and transaction costs. Restructuring and transaction costs included in SG&A were $25 million and $71 million for the year ended December 31, 2021 and 2020, respectively, and were primarily for headcount actions and footprint rationalization programs. Engineering expense increased $14 million primarily due to investments in new technology and incremental expense from the acquisition of Nordco. Amortization expense increased $5 million, due to the acquisition of Nordco.
Interest expense, net
Interest expense, net, decreased $22 million for the year ended December 31, 2021 over the same period in 2020 attributable to lower overall average debt balances and lower interest rates.
Other income, net
Other income, net, was $38 million of income in 2021 compared to $11 million of income in the same period of 2020. The increase is primarily attributable to foreign exchange gains in the current year compared to losses in the prior year as well as higher equity income in the current year.
Income taxes
The effective income tax rate was 23.2% and 26.0% in 2021 and 2020, respectively. The change in effective tax rate in 2021 is primarily the result of filing amended federal and state income tax returns in 2021. The Company amended the 2019 federal tax return to incorporate changes in tax regulations which generated a net operating loss that was carried back to tax years 2014 to 2016, which were at a higher federal tax rate. See Note 11 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report for additional information.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment:

	For the year ended December 31,
In millions	2021	2020
Net sales:
Sales of goods	$3,646	$3,790
Sales of services	1,593	1,292
Total net sales	5,239	5,082
Cost of sales:
Cost of goods	(2,682)	(2,829)
Cost of services	(890)	(765)
Total cost of sales	(3,572)	(3,594)

Gross profit	1,667	1,488

Operating expenses	(950)	(904)

Income from operations ($)	$717	$584
Income from operations (%)	13.7%	11.5%
The following table shows the major components of the change in net sales for the Freight Segment in 2021 from 2020:

In millions
2020 Net Sales	$5,082
Acquisitions	138
Foreign Exchange	23
Changes in Sales by Product Line:
Equipment	(229)
Components	31
Digital Electronics	(33)
Services	227
2021 Net Sales	$5,239
Net sales
Freight Segment sales increased by $157 million, or 3.1%, to $5.24 billion, compared to the same period in 2020, however, net organic sales decreased $4 million. Services sales increased from higher locomotive modernizations and overhauls and a decrease in locomotive parkings while Components sales increased due to a higher railcar build and lower railcar parkings. These increases were offset by lower Equipment Sales due to lower locomotive sales, particularly in North America and Egypt, and lower Digital Electronics sales primarily due to chip shortages caused by supply chain disruptions that have caused order delays but have not resulted in order cancellations. The organic sales decrease was more than offset by sales from acquisitions of $138 million and the effects of favorable foreign exchange rates of $23 million.
Cost of sales
Freight Segment cost of sales decreased by $22 million, to $3.57 billion, compared to the same period in 2020. The decrease is primarily due to favorable product mix, productivity and synergies and lower restructuring costs partially offset by increased metals, transportation and labor costs. Cost of sales as a percentage of sales was 68.2% and 70.7% for the years ended December 31, 2021 and 2020, respectively, representing a 2.5 percentage point decrease which also benefited from improved absorption of fixed costs. Cost of sales for the year ended December 31, 2021 includes $8 million of restructuring and transaction costs, primarily for amortization of the inventory step-up recorded in purchase accounting for the acquisition of Nordco and headcount actions as part of the ongoing integration of GE Transportation. Cost of sales for the year ended December 31, 2020 included $30 million of restructuring costs, primarily for costs for footprint rationalization and related headcount actions as part of the integration of GE Transportation and in response to the COVID-19 pandemic.

Operating expenses
Freight Segment operating expenses increased $46 million, or 5.1%, for the year ended December 31, 2021 compared to the same period in 2020. SG&A increased $31 million for the year ended December 31, 2021 compared to the same period in 2020. The increase is primarily due to higher employee compensation and benefit costs and incremental expense from the acquisition of Nordco, partially offset by a decrease in restructuring and transaction costs. Restructuring and transaction costs included in SG&A were $1 million and $46 million for the years ended December 31, 2021 and 2020, respectively, and were primarily for headcount actions and footprint rationalization as part of the integration of GE Transportation. Engineering expense increased $10 million primarily due to investments in new technology and incremental expense from the acquisition of Nordco. Amortization expense increased $5 million due to the acquisition of Nordco.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment:

	For the year ended December 31,
In millions	2021	2020
Net sales	$2,583	$2,474
Cost of sales	(1,881)	(1,825)
Gross profit	702	649

Operating expenses	(464)	(419)

Income from operations ($)	$238	$230
Income from operations (%)	9.2%	9.3%
The following table shows the major components of the change in net sales for the Transit Segment in 2021 from 2020:

In millions
2020 Net Sales	$2,474
Foreign Exchange	111
Changes in Sales by Product Line:
Original Equipment Manufacturing	6
Aftermarket	(8)
2021 Net Sales	$2,583
Net sales
Transit Segment sales for the year ended December 31, 2021 increased by $109 million, or 4.4%, to $2.58 billion compared to the same period in 2020, with foreign exchange rates being the primary driver of the increase. Transit segment organic sales decreased $2 million due to supply chain issues and disruptions caused by the COVID-19 pandemic.
Cost of sales
Transit Segment cost of sales for the year ended December 31, 2021 increased by $56 million, or 3.1%, to $1.88 billion compared to the same period in 2020. The increase is primarily due to higher restructuring costs, increased metals, transportation and labor costs and the effect of foreign exchange rates. Cost of sales as a percentage of sales was 72.8% and 73.8% for the years ended December 31, 2021 and 2020, respectively, representing a 1.0 percentage point decrease which also benefited from improved operational efficiency and the impact that the COVID-19 pandemic had on margins in 2020. Cost of sales for the years ended December 31, 2021 and 2020 included $45 million and $14 million of restructuring costs, respectively, primarily for footprint rationalization in Europe.
Operating expenses
Transit Segment operating expenses increased $45 million, or 10.7%, in 2021 compared to the same period in 2020. SG&A increased $41 million for the year ended December 31, 2021 compared to the same period in 2020. The increase is primarily due to higher employee compensation and benefit costs and the effect of foreign exchange rates. Restructuring and transaction costs included within SG&A were $14 million for both years ended December 31, 2021 and 2020 and were primarily for headcount actions and footprint rationalization in Europe. Engineering expense increased $4 million due to investments in new technology, and amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided by operating cash flow and borrowings under the Company’s Senior Notes and unsecured credit facility with a consortium of commercial banks. Additionally, the Company utilizes the revolving receivables program and supply chain financing program described below for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In millions	2021	2020
Cash provided by (used for):
Operating activities	$1,073	$784
Investing activities	$(540)	$(155)
Financing activities	$(653)	$(619)
 Operating activities. Cash provided by operations increased $289 million in 2021 to $1,073 million compared with $784 million in 2020. Significant changes to the sources and (uses) of cash for the twelve month periods include the following:
•$280 million attributable to higher Net income and other favorable changes in the related statement of income;
•$(235) million from net changes in working capital driven by: $(266) million from changes in receivables due to timing and volume of sales and $(125) million from the pay down of the Revolving Receivables Program; $(222) million unfavorable change in inventory primarily from inventory build-ups in response to supply chain challenges; $378 million improvement from accounts payable, primarily due to the timing of payments to suppliers and the COVID-19 related impacts on expenditures in 2020;
•favorable change in accrued liabilities and customer deposits of $175 million, which related to approximately $120 million of cash payments made during 2020 for costs related to the GE Transportation acquisition, higher incentive compensation accruals and timing of severance accruals related to site rationalization; and,
•approximately $40 million related to settlement of litigation in 2020 that did not recur in 2021.
Investing activities. In 2021 and 2020, cash used in investing activities was $(540) million and $(155) million, respectively. The major components of the cash outflow in 2021 was planned additions to property, plant, and equipment of $(130) million for continued investments in our facilities and manufacturing processes, and $(435) million in net cash paid for acquisitions, primarily for Nordco. The major components of the cash outflow in 2020 was $(136) million for additions to property, plant, and equipment and $(40) million in net cash paid for various small acquisitions.
Financing activities. In 2021, cash used for financing activities was $(653) million, which included net debt payments of $(161) million, $(99) million of contingent consideration payments related to the GE Transportation acquisition, $(92) million of dividend payments, and $(300) million for share repurchases. In 2020, cash used for financing activities was $(619) million, which included net debt payments of $(199) million, $(115) million of contingent consideration payments related to the GE Transportation acquisition, $(93) million of dividend payments, and $(207) million for share repurchases.
On June 3, 2021, Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") issued €500 million of 1.25% Senior Notes due in 2027, which are fully and unconditionally guaranteed by the Company. Also on June 3, 2021, the Company repaid all outstanding borrowings and interest related to the 364 Day Facility, effectively retiring the facility. Additional information with respect to Senior Notes, credit facilities and long-term debt is included in Note 8 of "Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
The Company borrows and repays against the Multi-Currency Revolving loan facility for added flexibility in liquidity to manage cash during the operating cycle. The proceeds from borrowing and the repayments are shown within the "Proceeds from debt, net of issuance costs" and "Payments of debt" lines, respectively, presented in the Consolidated Statements of Cash Flows.
As of December 31, 2021, the Company held approximately $473 million of cash and cash equivalents. Of this amount, approximately $91 million was held within the United States and approximately $382 million was held outside of the United States, primarily in Europe, India, China, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States.
Revolving Receivables Program
In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report and incorporated by reference herein.
Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation and does not receive an economic benefit from the financial institutions. The arrangements do not change the payable terms negotiated by the Company and our vendors and does not result in a change in the classification of amounts due as accounts payable in the Consolidated Balance Sheets.
Guarantor Summarized Financial Information
The obligations of Westinghouse Air Brake Technologies Corporation under the Senior Notes, Senior Credit Facility and 364 Day Facility have been fully and unconditionally guaranteed by certain of the parent company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company.
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
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Year Ended December 31, 2021
Net sales	$3,750
Gross profit	820
Net income attributable to Wabtec shareholders	175
Summarized Balance Sheets

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	December 31, 2021	December 31, 2020
Current assets	$999	$1,092
Noncurrent assets	$2,087	$1,836
Current liabilities	$1,382	$1,409
Long-term debt	$3,483	$3,780
Other non-current liabilities	$552	$374

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Year Ended December 31, 2021
Net sales to Non-Guarantor Subsidiaries	$643
Purchases from Non-Guarantor Subsidiaries	1,151

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	December 31, 2021
Amount due from/(to) Non-Guarantor Subsidiaries	$(6,428)
Summarized Financial Information—Euro Notes
The obligations under Wabtec Netherlands’ Euro Notes are fully and unconditionally guaranteed by Westinghouse Air Brake Technologies Corporation. Wabtec Netherlands is a wholly-owned, indirect subsidiary of the parent company. Wabtec Netherlands is a holding company and does not have any independent operations. Its assets consist of its investments in subsidiaries, which are separate and distinct legal entities that are not guarantors of the Euro Notes and have no obligations to pay amounts due under Wabtec Netherlands’ obligations.
The following tables present summarized financial information of Wabtec Netherlands, as the issuer of the Euro Notes, and Westinghouse Air Brake Technologies Corporation, as the parent guarantor, on a combined basis. The combined summarized financial information eliminates all intercompany balances and transactions among Wabtec Netherlands and Westinghouse Air Brake Technologies Corporation as well as all equity in earnings from and investments in any subsidiary of Westinghouse Air Brake Technologies Corporation, other than Wabtec Netherlands, which we refer to below as the Non-Issuer and Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and parent guarantor.
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Twelve Months Ended December 31, 2021
Net sales	$540
Gross profit	97
Net loss attributable to Wabtec shareholders	(267)
Summarized Balance Sheets

	Unaudited
	Issuer and Guarantor
In millions	December 31, 2021	December 31, 2020
Current assets	$252	$408
Noncurrent assets	$805	$710
Current liabilities	$499	$824
Long-term debt	$4,044	$3,780
Other non-current liabilities	$209	$314

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Twelve Months Ended December 31, 2021
Net sales to non-issuer and non-guarantor subsidiaries	$69
Purchases from non-issuer and non-guarantor subsidiaries	109

Unaudited
Issuer and Guarantor
In millions	December 31, 2021
Amount due from/(to) non-issuer and non-guarantor subsidiaries	$(6,262)

Contractual Obligations and Off-Balance Sheet Arrangements
The Company is obligated to make future payments under various contracts such as debt and lease agreements, and has certain contingent commitments. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2021:

In millions	Total	2022	2023-24	2025-26	2027+
Operating activities:
Purchase obligations (1)	$117	$73	$40	$4	$—
Operating leases (2)	345	60	99	73	113
Pension and postretirement benefit payments (3)	202	18	38	40	106
Interest payments (4)	765	155	282	198	130
Financing activities:
Long-term debt	4,081	2	1,012	1,250	1,817
Dividends to shareholders (5)	111	111	—	—	—
Contingent consideration (6)	256	110	146	—	—
Total	$5,877	$529	$1,617	$1,565	$2,166

(1)Purchase obligations represent non-cancelable contractual obligations at December 31, 2021.  In addition, the Company had approximately $1 billion of open purchase orders for which the related goods or services had not been received.  Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(2)Operating leases represent multi-year obligations for rental of facilities and equipment.
(3)Pension and postretirement benefit payments includes expected payments to participants out of plan assets and corporate assets. The benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute $3 million to pension plan investments in 2022.
(4)Interest payments on the Senior Notes are based on interest rates in effect as of December 31, 2021 and are calculated on debt with maturities that extend to 2028. Interest payments for the Revolving Credit Facility and Other Borrowings are based on contractual terms and the Company’s current interest rates.
(5)Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $111 million.
(6)Contingent consideration represents the total remaining payable to General Electric (GE) resulting from the 2019 acquisition of GE Transportation. The timing of the cash payments to GE is directly related to the future timing of tax benefits received by the Company and could change.
The above table does not reflect uncertain tax positions of $32 million, the timing of which are uncertain. Refer to Note 11 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions. Additionally, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. At December 31, 2021, the total value of these bank guarantees and letters of credit were $791 million and expire on various dates through 2039. Amounts include interest payments based on contractual terms and the Company’s current interest rate.
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
•availability of credit; or
•changes in market consensus as to what attributes are required for projects to be considered "green" or "sustainable" or negative perceptions regarding determinations in such regard with respect to our Green Finance Framework;
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
•completion and integration of acquisitions; or
•the development and use of new technology;
Competitive factors
•the actions of competitors; or
•the outcome of negotiations with partners, suppliers, customers or others;
Political/governmental factors
•political stability in relevant areas of the world, including the impacts of war and conflicts;
•future regulation/deregulation of our customers and/or the rail industry;
•levels of governmental funding on transit projects, including for some of our customers;
•political developments and laws and regulations, including those related to Positive Train Control;
•federal and state income tax legislation; or
•the outcome of negotiations with governments;

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
Statements in this 10-K apply only as of the date on which such statements are made, and except as required by law, we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
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
Effect if Actual Results Differ From Assumptions  If our estimates regarding the collectability of troubled accounts, and/or our actual losses within our receivable portfolio exceed our estimated losses, we may be exposed to the expense of increasing our allowance for doubtful accounts and loss of cash flows.
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
Effect if Actual Results Differ From Assumptions If the market value or demand for our products were to decrease due to changing market conditions, the Company could be at risk of incurring write-downs to adjust inventory value to a net realizable value lower than stated cost. If our estimates regarding sales and backlog requirements are inaccurate, we may be exposed to the expense of increasing our reserves for slow moving and obsolete inventory.

Business Combinations:
Description The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations, which requires the purchase price of the acquired business to be allocated to tangible and intangible assets acquired and liabilities assumed based on the respective fair values. The amount of purchase price which is in excess of the fair values of assets acquired and liabilities assumed is recognized as goodwill.
Judgments and Uncertainties Discounted cash flow models are used to estimate the fair values of acquired contract backlog, customer relationships, intellectual property intangibles and trade names, and below-market customer contract liabilities. The significant assumptions used to estimate the value of the intangible assets and below-market customer contract liabilities included revenue growth rates, projected profit margins, discount rates, royalty rates, customer attrition rates, revenue obsolescence rates and market participant profit margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
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
Effect if Actual Results Differ From Assumptions Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations. At December 31, 2021, all three of the Company’s reporting units had fair values which were substantially in excess of their carrying values. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional discussion regarding impairment testing.
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
Stock-based Compensation:
Description The Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The program is structured as a rolling three-year plan; each year starts a new three-year performance cycle with the most recently completed cycle being 2019-2021. No incentive stock units will vest for performance below the three-year cumulative threshold.  The Company utilizes an economic profit measure for this performance goal.  Economic profit is a measure of the extent to which the Company produces financial results in excess of its cost of capital.  Based on the Company’s achievement of the threshold and three-year cumulative performance, the stock units vested can range from 0% to 200% of the shares granted.
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
Revenue Recognition:
Description Revenue is recognized in accordance with ASC 606 Revenue from Contracts with Customers. Company recognizes a portion of its revenues on long-term customer agreements involving the design and production of highly engineered products that require revenue to be recognized over time because these products have no alternative use without significant economic loss and the agreements contain an enforceable right to payment including a reasonable profit margin from the customer in the event of contract termination. Generally, the Company uses an input method for determining the amount of revenue, cost and gross margin to recognize over time for these customer agreements. The input methods used for these agreements include costs of material and labor, both of which give an accurate representation of the progress made toward complete satisfaction of a particular performance obligation.
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
All market risk sensitive instruments were entered into for non-trading purposes.
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its available variable-rate debt facilities. At December 31, 2021, the Company's interest risk related to variable-rate debt is limited to the amounts borrowed under the Multi-Currency Revolving credit facility. At

December 31, 2021, the Company had no outstanding variable rate debt. The Company’s variable rate debt represented 15% of total debt at December 31, 2020.
Foreign Currency Exchange Rate Risk
The Company is exposed to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Notes 2, 17 and 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for more information regarding foreign currency exchange risk and sales by geographic area.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and supplementary data are set forth in Item 15 of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our independent registered public accountants.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2021. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting appears on page 51 and is incorporated by reference herein.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Ernst & Young LLP's attestation report on internal control over financial reporting appears on page 54 and is incorporated by reference herein.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Items 10 through 14.
In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2022, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021. Information relating to the executive officers of the Company is set forth in Part I.
Wabtec has adopted a Code of Business Conduct and Ethics which is applicable to all of our employees, including our executive officers. This Code of Business Conduct and Ethics is posted on our website at www.wabteccorp.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.
This table provides aggregate information as of December 31, 2021 concerning equity awards under Wabtec’s compensation plans and arrangements.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,267,169	$75.40	6,399,200
Equity compensation plans not approved by shareholders	—	—	—
Total	1,267,169	$75.40	6,399,200

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

		Page
(1)	Financial Statements and Reports on Internal Control
	Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	51
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42, Pittsburgh, Pennsylvania)	52
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	54
	Consolidated Balance Sheets as of December 31, 2021 and 2020	55
	Consolidated Statements of Income for the three years ended December 31, 2021, 2020 and 2019	56
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021, 2020 and 2019	57
	Consolidated Statements of Cash Flows for the three years ended December 31, 2021, 2020 and 2019	58
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2021, 2020 and 2019	59
	Notes to Consolidated Financial Statements	60
(2)	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	90
		Filing Method
	Exhibits
2.1	Shareholder's Agreement among Financiere Faiveley S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	13
2.2	Amendment No. 1 to Shareholder's Agreement among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, and Wabtec Corporation dated as of dated as of October 24, 2016	14
2.3	Employee Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc.	21
2.4**	Tax Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc.	21
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and Restated By-Laws of the Company, effective February 11, 2021	8
3.4	Certificate of Amendment to Restated Certificate of Incorporation dated November 19, 2018	22
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of Westinghouse Air Brake Technologies Corporation, dated February 22, 2019	21
4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12
4.4	Second Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.5	Third Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.6	Form of 3.450% Senior Note due 2026 (included in Exhibit 4.5)	15
4.7	Fourth Supplemental Indenture, dated February 9, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	16

4.8	Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	17
4.9	Sixth Supplemental Indenture, dated June 21, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	18
4.10	Seventh Supplemental Indenture, dated June 8, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.11	Eighth Supplemental Indenture, dated June 29, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.12	Ninth Supplemental Indenture, dated September 14, 2018, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	20
4.13	Form of 1.150% Senior Note due 2024 (included in Exhibit 4.12)	1
4.14	Form of 4.700% Senior Note due 2028 (included in Exhibit 4.12)	1
4.15	Tenth Supplemental Indenture, dated June 6, 2019, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	23
4.16	Eleventh Supplement Indenture, dated June 29, 2020, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	25
4.17	Form of 3.200% Senior Note due 2025 (included in Exhibit 4.16)	1
4.18	Description of Wabtec Common Stock registered pursuant to Section 12 of the Securities Act of 1934	1
4.19	Base Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.20	First Supplemental Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.21	Form of 1.250% Notes due 2027 (included in Exhibit 4.20 hereof).	27
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2
10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended * *	33
10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan as amended and restated, as further amended*	5
10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6
10.10	Form of Employment Continuation Agreement entered into by the Company with Rafael Santana, David L. DeNinno, Patrick D. Dugan, Nicole Theophilus, Michael E. Fetsko, and John A Mastalerz Jr.*	7
10.11	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10
10.12	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	10
10.13	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.14	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended and restated*	10

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
		19
10.16	First Amendment to Credit Agreement, dated as of February 22, 2019, among Westinghouse Air Brake Technologies Corporation, Wabtec Netherlands B.V. and the other borrowing subsidiaries party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent	22
10.17	Second Amendment to Credit Agreement, dated as of April 22, 2021, among Westinghouse Air Brake Technologies Corporation, Wabtec Netherlands B.V. and the other borrowing subsidiaries party thereto, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent	28
10.18	Third Amendment to Credit Agreement, dated as of December 29, 2021, among Westinghouse Air Brake Technologies Corporation, Wabtec Netherlands B.V. and the other borrowing subsidiaries party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent	29
10.19	Westinghouse Air Brake Technologies Corporation Deferred Compensation Plan for Executives, dated October 21, 2021	30
10.20	Separation Agreement between Stephane Rambaud-Measson and Westinghouse Air Brake Technologies Corporation, dated as of February 13, 2019	24
10.21	Transition Agreement between Raymond T. Betler and Westinghouse Air Brake Technologies Corporation, dated as of April 24, 2019	24
10.22	Severance Agreement of Rafael Santana dated as of May 26, 2020	26
10.23	Transition Agreement of Scott Wahlstrom dated as of November 25, 2020	32
10.24	Employment Continuation Agreement of John A. Olin, dated September 14, 2021	31
10.25	Transition Agreement of Patrick A. Dugan, dated as of September 9, 2021	31
21.0	List of subsidiaries of the Company	1
22.0	List of Subsidiary Guarantors	1
23.1	Consent of Ernst & Young LLP	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1
104	XBRL Cover Page Interactive Data (embedded within the Inline XBRL document)	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 033-90866).

3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on March 31, 2017.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) filed on January 20,2021.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 18, 2021.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 9, 2019.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated August 8, 2013.

13	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated October 6,2015.

14	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated October 26, 2016.

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated November 3, 2016.

16	Filed as an exhibit to the Company's Current Report on Form 10-K (File No. 033-90866), dated February 28, 2017.

17	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended March 31, 2017.

18	Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 0333-219354).

19	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended June 30, 2018.

20	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 14, 2018.

21	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 25, 2019.

22	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 27, 2019.

23	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866), dated August 1, 2019.

24	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), dated May 9, 2019.

25	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated June 29, 2020.

26	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated May 7, 2020.

27	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated June 2, 2021

28	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated April 28, 2021

29	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated January 5, 2022

30	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated October 21, 2021

31	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended September 30, 2021.

32	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 19, 2021.

33	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 033-90866), dated March 2, 2012.

*	Management contract or compensatory plan.
**	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wabtec hereby undertakes to furnish supplementally, copies of any of the omitted schedules upon request by the SEC.

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
Management has excluded Nordco from its assessment of internal controls over financial reporting as of December 31, 2021 because the Company acquired Nordco effective March 31, 2021. Nordco is a subsidiary whose total assets and customer revenues represents 2.5% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15.(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

Over Time Revenue Recognition for Long-Term Contracts
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company has long-term customer arrangements involving the design and production of highly engineered products that require revenue to be recognized over time. The Company uses input-based measures for determining the amount of revenue, cost and gross margin to recognize over time for these customer arrangements. The input methods used for these arrangements include costs of material and labor. During the year ended December 31, 2021, a material amount of the Company's total revenues were derived from performance obligations that are satisfied over time.

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

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculations. This included, for example, inspection of the executed contracts and testing management's cost estimates by comparing the inputs to the Company’s historical data or experience for similar contracts, the performance of sensitivity analysis and the performance of retrospective review analysis of prior management cost estimates to actual costs incurred for completed contracts. In addition, for a sample of contracts, we involved our construction and engineering specialists to assist in our evaluation of management’s cost estimates at completion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Pittsburgh, Pennsylvania
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on Internal Control over Financial Reporting
We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Westinghouse Air Brake Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nordco, which is included in the 2021 consolidated financial statements of the Company and constituted 2.5% of total assets as of December 31, 2021 and 1.8% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nordco.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15.(2) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 17, 2022

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2021	2020
Assets
Assets
Cash and cash equivalents	$473	$599
Accounts receivable	1,085	969
Unbilled accounts receivable	392	443
Inventories	1,689	1,642
Other current assets	193	227
Total current assets	3,832	3,880
Property, plant and equipment, net	1,497	1,601
Goodwill	8,587	8,485
Other intangible assets, net	3,705	3,869
Other noncurrent assets	833	619
Total noncurrent assets	14,622	14,574
Total Assets	$18,454	$18,454
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,012	$909
Customer deposits	629	643
Accrued compensation	335	242
Accrued warranty	228	240
Current portion of long-term debt	2	447
Other accrued liabilities	704	745
Total current liabilities	2,910	3,226
Long-term debt	4,056	3,792
Accrued postretirement and pension benefits	77	114
Deferred income taxes	288	168
Contingent consideration	141	218
Other long term liabilities	743	783
Total Liabilities	8,215	8,301
Commitments and Contingencies (Note 18)
Equity
Common stock, $.01 par value; 500.0 shares authorized: 226.9 and 226.9 shares issued and 185.8 and 188.9 outstanding at December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	7,916	7,881
Treasury stock, at cost, 41.1 and 38.0 shares, at December 31, 2021 and 2020, respectively	(1,306)	(1,010)
Retained earnings	4,055	3,589
Accumulated other comprehensive loss	(466)	(339)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,201	10,123
Noncontrolling interest	38	30
Total Equity	10,239	10,153
Total Liabilities and Equity	$18,454	$18,454
 The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
In millions, except per share data
Net sales:
Sales of goods	$6,205	$6,233	$6,908
Sales of services	1,617	1,323	1,292
Total net sales	7,822	7,556	8,200
Cost of sales:
Cost of goods	(4,545)	(4,629)	(5,128)
Cost of services	(908)	(790)	(794)
Total cost of sales	(5,453)	(5,419)	(5,922)
Gross profit	2,369	2,137	2,278
Operating expenses:
Selling, general and administrative expenses	(1,030)	(948)	(1,167)
Engineering expenses	(176)	(162)	(210)
Amortization expense	(287)	(282)	(238)
Total operating expenses	(1,493)	(1,392)	(1,615)
Income from operations	876	745	663
Other income and expenses:
Interest expense, net	(177)	(199)	(219)
Other income, net	38	11	3
Income before income taxes	737	557	447
Income tax expense	(172)	(145)	(120)
Net income	565	412	327
Less: Net (income) loss attributable to noncontrolling interest	(7)	2	—
Net income attributable to Wabtec shareholders	$558	$414	$327
Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$2.96	$2.18	$1.91
Diluted
Net income attributable to Wabtec shareholders	$2.96	$2.17	$1.84

Weighted average shares outstanding
Basic	187.7	189.9	170.5
Diluted	188.1	190.4	177.3

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
In millions
Net income attributable to Wabtec shareholders	$558	$414	$327
Foreign currency translation (loss) gain	(136)	48	(106)
Unrealized (loss) gain on derivative contracts	(10)	8	(4)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	21	(14)	(22)
Other comprehensive (loss) income before tax	(125)	42	(132)
Income tax (expense) benefit related to components of other comprehensive (loss) income	(2)	2	6
Other comprehensive (loss) income, net of tax	(127)	44	(126)
Comprehensive income attributable to Wabtec shareholders	$431	$458	$201

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2021	2020	2019
In millions
Operating Activities
Net income	$565	$412	$327
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	491	473	401
Stock-based compensation expense	46	20	50
Below market intangible amortization	(50)	(88)	(82)
Deferred income taxes	88	29	(27)
(Gain) Loss on disposal of property, plant and equipment	(4)	10	16
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(76)	315	(6)
Inventories	(41)	181	256
Accounts payable	109	(269)	(144)
Accrued income taxes	(4)	57	11
Accrued liabilities and customer deposits	84	(91)	(12)
Other assets and liabilities	(135)	(265)	226
Net cash provided by operating activities	1,073	784	1,016
Investing Activities
Purchase of property, plant and equipment	(130)	(136)	(186)
Proceeds from disposal of property, plant and equipment	25	21	4
Acquisitions of business, net of cash acquired	(435)	(40)	(2,996)
Net cash used for investing activities	(540)	(155)	(3,178)
Financing Activities
Proceeds from debt, net of issuance costs	5,391	3,878	3,982
Payments of debt	(5,552)	(4,077)	(3,424)
Repurchase of stock	(300)	(207)	—
Payment of contingent consideration on acquisitions	(99)	(115)	(10)
Cash dividends	(92)	(93)	(82)
Other financing activities	(1)	(5)	(5)
Net cash (used for) provided by financing activities	(653)	(619)	461
Effect of changes in currency exchange rates	(6)	(15)	(37)
Decrease in cash	(126)	(5)	(1,738)
Cash and cash equivalents, beginning of year	599	604	2,342
Cash and cash equivalents, end of year	$473	$599	$604

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions, except share and per share data	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2018	132,349,534	$1	$915	(35,734,588)	$(816)	$3,023	$(257)	$4	$2,870
Cash dividends ($0.48 dividend per share)	—	—	—	—	—	(82)	—	—	(82)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(15)	486,601	9	—	—	—	(6)
Stock based compensation	—	—	38	—	—	—	—	—	38
Net income	—	—	—	—	—	327	—	—	327
Other comprehensive loss, net of tax	—	—	—	—	—	—	(126)	—	(126)
Acquisition of GE Transportation	94,597,646	1	6,939	—	—	—	—	31	6,971
Other	—	—	—	—	—	—	—	2	2
Balance, December 31, 2019	226,947,180	2	7,877	(35,247,987)	(807)	3,268	(383)	37	9,994
Cash dividends ($0.48 dividend per share)	—	—	—	—	—	(93)	—	—	(93)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(9)	315,988	4	—	—	—	(5)
Stock based compensation	—	—	17	—	—	—	—	—	17
Net income (loss)	—	—	—	—	—	414	—	(2)	412
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	44	(1)	43
Stock repurchase	—	—	—	(3,127,698)	(207)	—	—	—	(207)
Other	—	—	(4)	—	—	—	—	(4)	(8)
Balance, December 31, 2020	226,947,180	2	7,881	(38,059,697)	(1,010)	3,589	(339)	30	10,153
Cash dividends ($0.48 dividend per share)	—	—	—	—	—	(92)	—	—	(92)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(6)	244,541	4	—	—	—	(2)
Stock based compensation	—	—	41	—	—	—	—	—	41
Net income	—	—	—	—	—	558	—	7	565
Other comprehensive loss, net of tax	—	—	—	—	—	—	(127)	—	(127)
Stock repurchase	—	—	—	(3,329,003)	(300)	—	—	—	(300)
Other	—	—	—	—	—	—	—	1	1
Balance, December 31, 2021	226,947,180	$2	$7,916	(41,144,159)	$(1,306)	$4,055	$(466)	$38	$10,239

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In 2021, approximately 60% of the Company’s net sales came from customers outside the U.S.
The COVID-19 pandemic had a materially adverse impact on our operations and business results for the years ended December 31, 2021, and 2020 which is discussed in more detail in the Results of Operations section in Part II, Item 7 of this report. COVID-19 has continued to impact our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. Our top concern is, and remains, the health and well-being of our employees around the world. The outbreak and preventive measures taken to help curb the spread, including temporary plant closures during 2020 in China, India, Italy and other countries where outbreaks and stay-at-home orders were most prevalent, had an adverse impact on our operations and business results. Supply chain disruptions and labor availability have caused component and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of metals and commodities costs, transportation and logistics costs and labor costs have all resulted from the COVID-19 pandemic. The Company has implemented various mitigating actions to lessen the impact of supply chain disruptions caused by the COVID-19 pandemic. These actions include price escalations in long-term contracts, implementing price surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategic sourcing alignments, and accelerating integration synergies where possible. The Company expects to continue to realize these increased costs over the next few quarters.

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
Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of expected losses inherent in our receivable portfolio determined on the basis of historical experience, relevant credit forecast information, changes to customer's solvency and other currently available evidence. The allowance for doubtful accounts was $32 million and $37 million as of December 31, 2021 and 2020, respectively.
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
Leasing Arrangements The Company conducts a portion of its operations from leased facilities and finances certain equipment purchases through lease agreements. In those cases in which the lease term approximates the useful life of the leased asset or the lease meets certain other prerequisites, the leasing arrangement is classified as a financing lease. The remaining arrangements are treated as operating leases. Right-of-use lease assets are classified as long-term assets under the caption "Other noncurrent assets" and lease liabilities are classified under the captions "Other accrued liabilities" and "Other long-term liabilities" on the Consolidated Balance Sheets.
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
Equity Method Investments The Company invests in privately-held companies which are accounted for using the equity method. The equity method is applied in situations where the Company has the ability to exercise significant influence, but not control, over the investee. Equity method investments are classified as other assets under the caption "Other noncurrent assets" on the Consolidated Balance Sheets. Equity method investments were $96 million and $100 million at December 31, 2021 and 2020, respectively.
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
Financial Derivatives and Hedging Activities In the normal course of business, the Company is exposed to interest rate, commodity price and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts, interest rate swaps, commodity swaps and options. In accordance with the Company's policy, derivatives are only used for hedging purposes. The Company does not use derivatives for trading or speculative purposes. Foreign currency forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date, the Company can either take delivery of the currency or settle on a net basis. For further information regarding the foreign currency forward contracts see Note 17.
Foreign Currency Translation Certain of our international operations have determined that the local currency is the functional currency whereas others have determined the U.S. dollar is their functional currency. Assets and liabilities of foreign subsidiaries where the functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from transactions and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of Accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction gains (losses) recognized in Other income, net were $8 million, $(8) million and $(14) million for 2021, 2020 and 2019, respectively.
Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our consolidated balance sheets as of December 31, 2021 and 2020. Net (income) loss attributable to noncontrolling interests was not material for the years ended December 31, 2021, 2020 and 2019.
Revenue Recognition The Company accounts for Revenue under ASC 606 Revenue from Contracts with Customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.
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
The Company also has long-term customer agreements involving the design and production of highly engineered products that require revenue to be recognized over time because these products have no alternative use without significant economic loss, and the agreements contain an enforceable right to payment including a reasonable profit margin from the customer in the event of contract termination. Additionally, the Company has customer agreements involving the creation or enhancement of an asset that the customer controls which also require revenue to be recognized over time. Generally, the

Company uses an input method for determining the amount of revenue, cost and gross margin to recognize over time for these customer agreements. The input methods used for these agreements include costs of material and labor, both of which give an accurate representation of the progress made toward complete satisfaction of a particular performance obligation. Contract revenues and cost estimates are reviewed and revised periodically throughout the year and adjustments are reflected in the accounting period as such amounts are determined. Additional information with respect to contract assets and liabilities is included in Note 8.
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
Generally, the Company’s revenue contains a single performance obligation for each distinct good or service; however, a single contract may have multiple performance obligations comprising multiple promises to customers. When there are multiple performance obligations, revenue is allocated based on the relative stand-alone selling price. Pricing is defined in our contracts on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Types of variable consideration the Company typically has include volume discounts, prompt payment discounts, price escalation clauses, liquidating damages, and performance bonuses. Sales returns and allowances are also estimated and recognized in the same period the related revenue is recognized, based upon the Company’s experience and future expectations.
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of December 31, 2021, the Company's remaining performance obligations were approximately $22 billion. The Company expects to recognize revenue of approximately 25% of remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary that are pledged as collateral under this agreement. At December 31, 2021, and 2020 the bankruptcy-remote subsidiary held receivables of $324 million and $114 million, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at December 31, 2021 or 2020 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Gross receivables sold/cash proceeds received	$1,319	$852
Collections reinvested under revolving agreement	1,372	779
Net cash proceeds (remitted) received	(53)	73
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $86 million and $87 million at December 31, 2021 and 2020, respectively.
Preferred Stock The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2021 and 2020 there was no preferred stock issued or outstanding.
Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2021, 2020 or 2019.
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
Accounting Standards Adopted in 2021
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for certain income tax transactions by removing specific exceptions to the general principles in Accounting Standards Codification ("ASC") 740, "Income Taxes." This guidance was effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Issued in 2021
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination and address how to determine whether a contract liability is recognized by the acquirer in a business combination. The amendments in this update will be effective for Wabtec on January 1, 2023 and will be applied prospectively to business combinations occurring on or after the effective date.

3. ACQUISITIONS
Nordco
On March 31, 2021, the Company acquired Nordco, a leading North American supplier of new, rebuilt and used maintenance of way equipment. Nordco's products and services portfolio includes mobile railcar movers and ultrasonic rail flaw detection technologies. The purchase price paid for 100% ownership of Nordco was approximately $410 million.
The following table summarizes the preliminary fair value of the Nordco assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$5
Accounts receivable	23
Inventory	34
Other current assets	2
Property, plant and equipment	17
Goodwill	214
Other intangible assets	168
Other noncurrent assets	12
Total assets acquired	475
Liabilities assumed
Current liabilities	19
Noncurrent liabilities	46
Total liabilities assumed	65
Net assets acquired	$410
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
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes. The results of this business since the date of acquisition are reported within the Freight segment and the Services product line. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.
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
Following the Direct Sale, GE distributed the distribution shares of SpinCo in a spin-off transaction to its stockholder (the "Distribution"). Immediately after the Distribution, Merger Sub merged with and into SpinCo (the "Merger"), whereby the separate corporate existence of Merger Sub ceased and SpinCo continued as the surviving company and a wholly owned subsidiary of Wabtec (except with respect to shares of SpinCo Class A preferred stock held by GE). In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock converted into the right to receive a number of shares of Wabtec common stock based on the common stock exchange ratio set forth in the Merger Agreement and the share of SpinCo Class C preferred stock was converted into the right to receive (a) 10,000 shares of Wabtec convertible preferred stock and (b) a number of shares of Wabtec common stock equal to 9.9% of the fully-diluted pro forma Wabtec shares. Immediately prior to the Merger, Wabtec paid $10 million in cash to GE in exchange for all of the shares of SpinCo Class B preferred stock.
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
Total future consideration to be paid by Wabtec to GE included a fixed payment of $470 million, of which $99 million and $115 million were paid during 2021 and 2020, respectively, which is directly related to the timing of tax benefits expected to be realized by Wabtec as a result of the acquisition of GE Transportation. This payment is considered contingent consideration because the timing of cash payments to GE is directly related to the future timing of tax benefits received by the Company as a result of the acquisition of GE Transportation. The estimated total value of the consideration to be paid by Wabtec in the acquisition transactions is approximately $10.3 billion, including the cash paid for the Direct Sales Assets, equity transferred for SpinCo, contingent consideration, assumed debt and net of cash acquired. The consideration is based on the Company’s closing share price of $73.36 on February 22, 2019 and the fair value of the contingent consideration.
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired contract backlog, customer relationships, intellectual property intangibles, and below-market customer contracts liabilities. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3. The noncontrolling interest includes equity interests in GE Transportation's Brazil operations held by third parties on the date of acquisition. At the time of acquisition, quotable market prices of the noncontrolling interest existed; therefore, the noncontrolling interest in the GE Transportation Brazil operations were measured using a Level 1 input. In April 2019, the Company acquired the noncontrolling interest in GE Transportation's Brazil operations for $56 million which approximated the fair value assigned to the noncontrolling interest on the date of acquisition. The remaining noncontrolling interest value was determined based on inputs that are not observable in the market and are considered Level 3.

The following table summarizes the final fair value of the GE Transportation assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$177
Accounts receivable	541
Inventories	1,190
Other current assets	71
Property, plant, and equipment	1,089
Goodwill	5,984
Trade names	55
Customer relationships	550
Intellectual property	1,180
Backlog	1,450
Other noncurrent assets	321
Total assets acquired	12,608
Liabilities assumed
Current liabilities	1,594
Contingent consideration	440
Other noncurrent liabilities	667
Total liabilities assumed	2,701
Net assets acquired	9,907
Noncontrolling interest	$88
The revisions to the initial estimates were based on information that existed at the date of the acquisition. Trade names, customer relationships, patents and backlog intangible assets are subject to amortization. Customer relationship and backlog intangible assets are amortized using the straight-line method of amortization using a shortened estimated useful life then the projected future cash flow benefits of the intangible assets. Contingent liabilities assumed as part of the transaction were not material and are related to legal and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Included in other noncurrent liabilities are approximately $525 million of customer contracts whose terms are unfavorable compared to market terms at the date of consummation of the GE Transportation acquisition.
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
Costs related to the acquisition and integration of GE Transportation were approximately $3 million, $48 million and $63 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Selling, general and administrative expenses on the Consolidated Statements of Income.
The following unaudited pro forma consolidated financial information presents income statement results as if the GE Transportation acquisition had occurred January 1, 2018:

In millions, except per share data	Twelve Months Ended December 31, 2019
Net sales	$8,676
Gross profit	2,343
Net income attributable to Wabtec shareholders	277
Diluted earnings per share
As Reported	$1.84
Pro forma	$1.45

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
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2021	2020	2019
In millions
Interest paid during the year	$164	$174	$193
Income taxes paid during the year, net of amount refunded	$123	$129	$100
Business acquisitions:
Fair value of assets acquired	$507	$70	$12,613
Liabilities assumed	68	35	2,466
Non-controlling interest (acquired) assumed	(1)	(6)	31
Stock and cash paid	440	41	10,116
Less: Cash acquired	5	1	180
Stock used for acquisition	—	—	6,940
Net cash paid	$435	$40	$2,996

5. INVENTORIES
The components of inventory, net of reserves, were:

	December 31,
In millions	2021	2020
Raw materials	$757	$670
Work-in-progress	316	339
Finished goods	616	633
Total inventories	$1,689	$1,642

6. PROPERTY, PLANT & EQUIPMENT
The major classes of depreciable assets are as follows:

	December 31,
In millions	2021	2020
Machinery and equipment	$1,433	$1,375
Buildings and improvements	785	801
Land and improvements	96	98
Construction in progress	89	99
Property, plant and equipment	2,403	2,373
Less: accumulated depreciation	(906)	(772)
Total	$1,497	$1,601

 The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Building and improvements	20 to 40
Machinery and equipment	3 to 15
 Depreciation expense was $198 million, $183 million, and $158 million for 2021, 2020 and 2019, respectively.

7. INTANGIBLES
Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment. For 2021, the Company opted to proceed directly to the quantitative impairment test for all reporting units with goodwill. The discounted cash flow method and the market approach were used to estimate the fair value of each reporting unit using a weighting of 75% and 25%, respectively. The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. For 2021, the discounted cash flow method was given more weight compared to the market approach due to a relatively reduced amount of publicly available data from companies with comparable operations to those of Wabtec; however, both valuations resulted in a conclusion that the estimated fair value of all three of the Company's reporting units was in excess of their respective carrying value, which resulted in a conclusion that no impairment existed.
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
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2019	$6,877	$1,484	$8,361
Additions	2	—	2
Disposals	(6)	—	(6)
Foreign currency impact	(1)	129	128
Balance at December 31, 2020	$6,872	$1,613	$8,485
Additions	214	15	229
Foreign currency impact	(13)	(114)	(127)
Balance at December 31, 2021	$7,073	$1,514	$8,587
As of December 31, 2021 and 2020, the Company’s trade names had a net carrying amount of $635 million and $651 million, respectively, and the Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.

Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	December 31,
In millions	2021	2020
Intellectual property, patents, and other intangibles, net of accumulated amortization of $334 and $223	$977	$1,008
Backlog, net of accumulated amortization of $309 and $206	1,114	1,224
Customer relationships, net of accumulated amortization of $331 and $276	979	986
Total	$3,070	$3,218
The remaining weighted average useful lives of backlog, intellectual property, customer relationships, and other intangibles were 10 years, 11 years, 17 years, and 9 years, respectively. The backlog intangible primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $287 million, $282 million, and $238 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Estimated amortization expense for the five succeeding years is as follows (in millions):

2022	$291
2023	$290
2024	$281
2025	$278
2026	$274

8. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Consolidated Balance Sheets. Noncurrent contract assets were $153 million and $101 million at December 31, 2021 and 2020, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as pre-production costs. The Company has elected to use the practical expedient and not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Consolidated Balance Sheets. Noncurrent contract liabilities were $88 million and $80 million at December 31, 2021 and 2020, respectively. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract and revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $107 million and $109 million at December 31, 2021 and 2020, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Consolidated Balance Sheets.

The following table reconciles the changes in the Company’s contract assets and liabilities as follows:

	Contract Assets
In millions	2021	2020
Balance at beginning of year	$544	$623
Acquisitions	—	4
Recognized in current year	617	850
Reclassified to accounts receivable	(602)	(950)
Foreign currency impact	(14)	17
Balance at end of year	$545	$544

	Contract Liabilities
In millions	2021	2020
Balance at beginning of year	$832	$800
Acquisitions	2	7
Recognized in current year	740	872
Amounts in beginning balance reclassified to revenue	(463)	(532)
Current year amounts reclassified to revenue	(273)	(326)
Foreign currency impact	(14)	11
Balance at end of year	$824	$832

9. LONG-TERM DEBT
Long-term debt consisted of the following:

			December 31,
	Effective Interest Rate		2021		2020
In millions		Face Value	Book Value	Fair Value [1]	Book Value	Fair Value [1]
Senior Credit and 364 Day Facility[2]:
U.S. dollar-denominated Term Loans[3]	—%	N/A	$—	$—	$645	$645
Multi-Currency Revolving loan facility	1.5%	N/A	—	—	—	—
Senior Notes:
4.375% Senior Notes, due 2023	4.5%	$250	250	260	249	267
4.15% Senior Notes, due 2024	4.6%	$750	747	796	746	817
3.20% Senior Notes, due 2025	3.4%	$500	497	523	496	533
3.45% Senior Notes, due 2026	3.5%	$750	749	795	749	820
1.25% Senior Notes (EUR), due 2027	1.5%	€500	560	574	—	—
4.70% Senior Notes, due 2028	5.0%	$1,250	1,243	1,423	1,242	1,472
Other Borrowings			12	12	112	113
Total			4,058	4,383	4,239	4,667
Less: current portion			2	2	447	447
Long-term portion			$4,056	$4,381	$3,792	$4,220
1. See Note 17 for information on the fair value measurement of the Company's long-term debt.
2. During the second quarter of 2021, the Company repaid all outstanding term loan borrowings and related interest under the Senior Credit Facility and the 364 Day Facility.
3. U.S. dollar-denominated Term Loans includes the total outstanding balance of term loans denominated in U.S. dollars from the Senior Credit Facility and the 364 Day Facility.

Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees.

The Company borrows and repays against the Multi-Currency Revolving loan facility for added flexibility in liquidity to manage cash during the operating cycle. The proceeds from borrowing and the repayments are included within the Financing Activities section of the Consolidated Statements of Cash Flows.

As of December 31, 2021, the annual repayment requirements for debt obligations are as follows:

In millions
2022	$2
2023	250
2024	762
2025	500
2026	750
Thereafter	1,817
Total	$4,081
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2021 and 2020, the Company had total unamortized debt issuance costs and discounts of $23 million and $21 million, respectively. At December 31, 2021, the weighted average interest rate on the Company's available variable debt facilities was 1.5%.
Credit Facilities
Senior Credit Facility
On June 8, 2018, the Company entered into a credit agreement ("Senior Credit Facility"), which replaced the Company's then-existing credit agreement. The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) term loans denominated in euros and U.S. dollars ("Term Loans"); and (ii) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $1,200 million in multi-currency revolving loans (inclusive of swingline loans of up to $75 million and letters of credit of up to $450 million (the "Revolving Credit Facility")). The Revolving Credit Facility will mature on June 8, 2023.
Under the Senior Credit Facility, we can elect to receive advances bearing interest based on either the ABR rate, the LIBOR rate or the adjusted risk free rate (each as defined in the Senior Credit Facility) plus applicable margin that is determined based on our credit ratings or the Company's Leverage. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The obligations under the Senior Credit Facility are guaranteed by Wabtec and certain of Wabtec's U.S. subsidiaries, as guarantors.
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
2. The leverage ratio is defined as net debt as of the last day of such fiscal quarter to EBITDA, as defined in the Senior Credit Facility for the four quarters then ended.
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
The Company was in compliance with all covenants in the Senior Credit Facility as of December 31, 2021.
The following table presents availability under the Revolving Facilities:

(in millions)	Revolving Credit Facility
Maximum Availability	$1,200
Letters of Credit Under Credit Agreement	(3)
Current Availability	$1,197
364-Day Facility
On April 10, 2020 the Company entered into a new $600 million 364 day credit facility ("364 Day Facility") maturing April 2021 with a group of banks which included a $144 million revolving credit facility ("364 Day Revolver") and a $456 million term loan ("364 Term Loan"). The agreement called for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company's option. The agreement contained affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our existing Senior Credit Facility. The obligations under the 364 Day Facility were guaranteed by certain of the Company's U.S. subsidiaries, as guarantors. On June 12, 2020, the Company amended the 364 Day Facility maturity to July 9, 2021. On June 3, 2021, the Company repaid all outstanding borrowings and related interest, effectively retiring the facility.
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 4.375% Senior Notes due 2023 (the "2023 Notes"), 4.15% Senior Notes due 2024 (the "2024 Notes"), 3.20% Senior Notes due 2025 (the "2025 Notes"), 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes" discussed below), and 4.70% Senior Notes due 2028 (the "2028 Notes"). The 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2028 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes.” Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes and the Company's guarantee of the Euro Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.
On June 3, 2021, Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") issued €500 million of 1.25% Senior Notes due in 2027, which are fully and unconditionally guaranteed by the Company. The Euro Notes were issued at 99.267% of face value. Interest on the Euro Notes accrues at a rate of 1.25% per annum and is payable annually beginning December 3,

2021. The Company incurred approximately $4 million of deferred financing costs related to the issuance of the Euro Notes for total net proceeds of approximately $599 million after consideration of the discount.
On June 29, 2020, the Company issued $500 million of 3.20% Senior Notes due in 2025 (the "2025 Notes"). The 2025 Notes were issued at 99.892% of face value. Interest on the 2025 Notes accrues at a rate of 3.20% per annum and is payable semi-annually on June 15 and December 15 of each year beginning December 15, 2020. The proceeds were used to redeem outstanding variable rate debt. The Company incurred $2 million of deferred financing costs related to the issuance of the 2025 Notes.
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
Letters of Credit and Bank Guarantees
In the ordinary course of its business, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. The outstanding amount, including the letters of credit issued under the credit facility, were $791 million and $737 million at December 31, 2021 and 2020, respectively.

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
Obligations and Funded Status

	U.S.		International
In millions	2021	2020	2021	2020
Change in projected benefit obligation
Obligation at beginning of year	$(43)	$(41)	$(385)	$(347)
Service cost	—	—	(4)	(4)
Interest cost	(1)	(1)	(4)	(6)
Employee contributions	—	—	(1)	—
Plan settlements and amendments	—	—	1	(2)
Benefits paid	3	3	13	14
Actuarial gain (loss)	2	(4)	15	(22)
Effect of currency rate changes	—	—	9	(18)
Obligation at end of year	$(39)	$(43)	$(356)	$(385)
Change in plan assets
Fair value of plan assets at beginning of year	$36	$34	$305	$270
Actual return on plan assets	2	4	11	25
Employer contributions	5	1	11	10
Employee contributions	—	—	1	1
Benefits paid	(3)	(3)	(13)	(14)
Settlements and other	—	—	(3)	2
Effect of currency rate changes	—	—	(5)	11
Fair value of plan assets at end of year	$40	$36	$307	$305
Funded status
Fair value of plan assets	$40	$36	$307	$305
Benefit obligations	(39)	(43)	(356)	(385)
Funded status	$1	$(7)	$(49)	$(80)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$1	$—	$17	$14
Current liabilities	—	—	(2)	(3)
Noncurrent liabilities	—	(7)	(64)	(91)
Net amount recognized	$1	$(7)	$(49)	$(80)
Amounts recognized in Accumulated other comprehensive loss, before tax consist of:
Prior service cost	—	—	(1)	(1)
Net actuarial loss	(16)	(19)	(70)	(90)
Net amount recognized	$(16)	$(19)	$(71)	$(91)

The aggregate accumulated benefit obligation for the U.S. pension plans was $38 million and $42 million as of December 31, 2021 and 2020, respectively. The aggregate accumulated benefit obligation for the international pension plans was $345 million and $372 million as of December 31, 2021 and 2020, respectively.

	U.S.		International
In millions	2021	2020	2021	2020
Information for pension plans with accumulated benefit obligations in excess of Plan assets:
Projected benefit obligation	N/A	$(43)	$(107)	$(316)
Accumulated benefit obligation	N/A	(42)	(97)	(304)
Fair value of plan assets	N/A	36	41	222
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	N/A	$(43)	$(112)	$(317)
Accumulated benefit obligation	N/A	(42)	(101)	(305)
Fair value of plan assets	N/A	36	45	224
Components of Net Periodic Benefit Costs

	U.S.			International
In millions	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$4	$4	$3
Interest cost	1	1	2	4	6	7
Expected return on plan assets	(1)	(1)	(2)	(13)	(12)	(12)
Amortization of net loss	1	1	1	4	3	3
Settlement and curtailment losses recognized	—	—	—	1	—	—
Net periodic benefit cost	$1	$1	$1	$—	$1	$1
Interest cost is recorded in Interest expense, net on the Consolidated Statements of Income. Expected return on plan assets, Amortization of net loss, and Settlement and curtailment losses recognized are recorded within Other expense, net on the Consolidated Statements of Income.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2021 are as follows:

In millions	U.S.	International
Net gain arising during the year	$2	$13
Effect of exchange rates and other	—	2
Total benefit recognized in Other comprehensive income	$2	$15
Total benefit recognized in Net periodic benefit cost and Other comprehensive income	$1	$15
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed.

	U.S.			International
	2021	2020	2019	2021	2020	2019
Discount rate	2.87%	2.47%	3.27%	1.97%	1.39%	1.84%
Expected return on plan assets	5.00%	5.35%	5.35%	4.27%	4.43%	5.01%
Rate of compensation increase	3.00%	3.00%	3.00%	2.70%	2.65%	2.64%
The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

The amounts of net actuarial loss and prior service cost included in other comprehensive loss expected to be recognized as components of periodic benefit costs in 2022 are not material.
Pension Plan Assets
The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, insurance contracts, and temporary cash and cash equivalent investments. The assets held in these funds are generally actively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. (See Note 17 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2021 and 2020 are as follows:

	U.S.		International
In millions	2021	2020	2021	2020
Pension Plan Assets
Equity security funds	$10	$19	$87	$75
Debt security funds	27	16	194	198
Insurance Contracts	—	—	15	15
Cash and cash equivalents and other	3	1	11	17
Fair value of plan assets	$40	$36	$307	$305
The U.S. plan has a target asset allocation of 75% equity securities and 25% debt securities. The International plan has a target asset allocation of 10% equity securities, 22% debt securities and 68% in other investments. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.
The following tables summarize our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level (See Note 17):

	December 31, 2021
In millions	NAV	Level 1	Level 2	Level 3	Total
US:
Equity	$—	$10	$—	$—	$10
Debt Securities	—	15	12	—	27
Cash and cash equivalents	—	3	—	—	3
International:
Equity	7	20	60	—	87
Debt Securities	—	4	190	—	194
Insurance Contracts	—	—	5	10	15
Cash and cash equivalents and other	—	6	5	—	11
Total	$7	$58	$272	$10	$347

	December 31, 2020
In millions	NAV	Level 1	Level 2	Level 3	Total
US:
Equity	$—	$19	$—	$—	$19
Debt Securities	—	6	10	—	16
Cash and cash equivalents	—	1	—	—	1
International:
Equity	6	22	47	—	75
Debt Securities	—	3	195	—	198
Insurance Contracts	—	—	5	10	15
Cash and cash equivalents and other	—	9	8	—	17
Total	$6	$60	$265	$10	$341
There were no material changes to the Level 3 assets during 2020 and 2021.
Cash Flows
The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $3 million to the international pension plan and does not expect to make a contribution to the U.S. pension plan during 2022.
Benefit payments expected to be paid to plan participants are as follows:

In millions	U.S.	International
Year ended December 31,
2022	$3	$14
2023	$3	$15
2024	$3	$15
2025	$3	$16
2026	$3	$16
2027 through 2031	$12	$90
Defined Contribution Plans
The Company participates in certain defined contribution plans. Costs recognized during 2021, 2020, and 2019 were approximately $55 million each year. The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2021 and 2020, the plan held on behalf of its participants approximately 387,000 shares with a market value of $36 million, and approximately 409,000 shares with a market value of $30 million, respectively.

11. INCOME TAXES
The Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities.
The components of the income before income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In millions	2021	2020	2019
Domestic	$253	$78	$118
Foreign	484	479	329
Income before income taxes	$737	$557	$447

The consolidated provision for income taxes included in the Consolidated Statements of Income consisted of the following:

	For the year ended December 31,
In millions	2021	2020	2019
Current tax expense (benefit)
Federal	$(81)	$6	$5
State	27	17	1
Foreign	138	93	141
	84	116	147
Deferred tax expense (benefit)
Federal	87	36	20
State	10	(2)	3
Foreign	(9)	(5)	(50)
	88	29	(27)
Total provision	$172	$145	$120
A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In millions	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes	0.3	2.6	0.8
Foreign	3.3	4.4	(0.4)
Research and development credit	(0.8)	(1.3)	(1.7)
U.S. net operating loss carryback	(3.4)	—	—
Changes in valuation allowance	3.0	(2.0)	3.5
U.S. tax reform provision	0.7	1.3	2.0
Transaction costs related to acquisitions	0.1	—	1.0
Other, net	(1.0)	—	0.7
Effective rate	23.2%	26.0%	26.9%

The decrease in the effective tax rate is primarily the result of filing amended federal and state income tax returns in 2021. The Company amended the 2019 federal tax return to incorporate changes in tax regulations which generated a net operating loss that was carried back to tax years 2014 to 2016, which were at a higher federal tax rate. Other, net includes the impact of amended state returns reflecting changes in apportioned state income. These amendments resulted in a current year tax benefit. In addition, there was a decrease in the US tax reform provision resulting from the provisions of the Tax Cut and Jobs Act, a decrease in state tax expense and a decrease in foreign tax expense due to mix of taxable income which were partially offset by an increase in valuation allowances.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In millions	2021	2020
Deferred income tax assets:
Accrued expenses and reserves	$44	$39
Warranty reserve	53	51
Deferred compensation/employee benefits	62	43
Right-of-use asset	76	70
Pension and postretirement obligations	24	26
Property, plant & equipment	—	48
Inventory	46	45
Net operating loss carry forwards	102	83
Other	102	46
Gross deferred income tax assets	509	451
Less: Valuation allowance	(64)	(42)
Total deferred income tax assets	445	409
Deferred income tax liabilities:
Property, plant & equipment	85	—
Right-of-use liability	78	69
Intangibles	503	444
Total deferred income tax liabilities	666	513
Net deferred income tax liability	$221	$104

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of December 31, 2021, the valuation allowance for certain foreign deferred tax asset carryforwards was $(64) million primarily in China, Denmark, France, the Netherlands, South Africa, and the United States. The increase in valuation allowance in 2021 is primarily related to state net operating loss carry-forwards that are not expected to be realized.
The Company has net operating loss carry-forwards in the amount of $311 million, of which $192 million are indefinite lived, $66 million expire within ten years and $53 million expire in various periods between December 31, 2032 to December 31, 2041.
As of December 31, 2021, the liability for income taxes associated with unrecognized tax benefits was $32 million, of which $18 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2020, the liability for income taxes associated with unrecognized tax benefits was $16 million, of which $15 million, if recognized, would favorably affect the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with unrecognized tax benefits follows:

In millions	2021	2020	2019
Gross liability for unrecognized tax benefits at beginning of year	$16	$17	$9
Gross increases - unrecognized tax benefits in prior periods	19	4	10
Gross decreases - audit settlement during year	(1)	(5)	—
Gross decreases - expiration of audit statute of limitations	(2)	—	(2)
Gross liability for unrecognized tax benefits at end of year	$32	$16	$17
The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2021 and 2020, the total interest and penalties accrued was approximately $5 million.
With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2016. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $5 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

12. EARNINGS PER SHARE
The computation of earnings per share from operations is as follows:

	For the Year Ended December 31,
In millions, except per share data	2021	2020	2019
Numerator
Net income attributable to Wabtec common shareholders - basic	$556	$413	$325
Add: dividends declared - preferred shares	—	—	1
Net income attributable to Wabtec common shareholders - diluted	$556	$413	$326
Denominator
Weighted average shares outstanding - basic	187.7	189.9	170.5
Effect of dilutive securities:
Assumed conversion of preferred shares	—	—	6.4
Assumed conversion of dilutive stock-based compensation plans	0.4	0.5	0.4
Weighted average shares outstanding - diluted	188.1	190.4	177.3
Net income per common share attributable to Wabtec shareholders
Basic	$2.96	$2.18	$1.91
Diluted	$2.96	$2.17	$1.84
The Company’s non-vested restricted stock contains rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock shown above excludes the income attributable to the non-vested restricted stock from the numerator resulting in a variance between net income used in the numerator and Net income attributable to Wabtec shareholders shown within the Consolidated Statements of Income. Additionally, the weighted average share counts in the denominator excludes the dilutive impact of the respective non-vested restricted stock.
Approximately 0.4 million, and 0.3 million outstanding shares of Common Stock for the years ended December 31, 2020 and 2019, respectively, were not included in the computation of year-to-date diluted earnings per share because their exercise price exceeded the average market price of the Company's common stock.

13. STOCK-BASED COMPENSATION PLANS
As of December 31, 2021, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”).  The 2011 Plan has a term through May 10, 2027 and as of December 31, 2021 the number of shares available for future grants under the 2011 Plan was 6,399,200 shares, which includes remaining shares to grant under the 2000 Plan. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”). The Directors Plan, as amended, authorizes a total of 1,000,000 shares of Common Stock to be issued. Under the Directors Plan options issued become exercisable over a three-year vesting period and expire ten years from the date of grant, and restricted stock issued under the plan vests one year from the date of grant. The amount of restricted stock issued to non-employee directors as compensation for directors’ fees was as follows: 18,142 shares for 2021; 23,152 shares for 2020; and 15,729 shares for 2019. The total number of shares issued under the Directors Plan as of December 31, 2021 was 951,175 shares.
Stock-based compensation expense for all of the plans was $46 million, $20 million and $50 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $1 million, $2 million and $1 million for the respective periods. Included in the stock-based compensation expense for 2021 above is $3 million of expense related to stock options, $13 million related to non-vested restricted stock, $6 million related to restricted stock units, $1 million related to units issued for Directors’ fees and $23 million of expense related to incentive stock units. At December 31, 2021, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock units expected to vest totaled $38 million and will be recognized over a weighted period of 1.3 years.
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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2018	466,677	$61.04	5.7	$4
Granted	134,450	$70.44		$1
Exercised	(4,868)	$22.45		—
Canceled	(8,235)	$73.00		—
Outstanding at December 31, 2019	588,024	$63.36	5.7	$9
Granted	136,506	$77.75		—
Exercised	(86,145)	$35.47		—
Canceled	(85,716)	$73.73		—
Outstanding at December 31, 2020	552,669	$69.82	6.1	$4
Granted	126,794	$81.21		—
Exercised	(113,728)	$50.38		—
Canceled	(33,820)	$73.53		—
Outstanding at December 31, 2021	531,915	$75.40	6.5	$9
Exercisable at December 31, 2021	308,591	$73.39	6.1	$6
Options outstanding at December 31, 2021 were as follows:

Range of exercise prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
35.00 - 50.00	35,002	$47.80	1.1	35,002	$47.80
50.00 - 65.00	40,317	$59.09	4.6	37,217	$60.52
65.00 - 80.00	248,483	$74.43	6.9	143,862	$73.37
Over 80.00	208,113	$84.36	7.3	92,510	$88.28
	531,915	$75.40	6.5	308,591	$73.39

 The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2021	2020	2019
Dividend yield	0.60%	0.60%	0.66%
Risk-free interest rate	0.8%	1.5%	2.6%
Stock price volatility	36.1%	28.1%	25.8%
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$25.01	$21.05	$19.54
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

In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2021, the Company estimates that it will achieve 33%, 121% and 117% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2021, 2022, and 2023, respectively, and has recorded incentive compensation expense accordingly. If estimates of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
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
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan, and Directors Plan, and incentive stock units activity and related information for the 2011 Plan and the 2000 Plan with related information for the years ended December 31:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	445,089	415,242	$75.51
Granted	608,813	259,950	$70.61
Vested	(235,406)	(119,835)	$71.65
Adjustment for incentive stock awards expected to vest	—	80,403	$78.04
Canceled	(27,465)	(63,758)	$74.04
Outstanding at December 31, 2019	791,031	572,002	$73.64
Granted	283,587	250,197	$75.68
Vested	(345,859)	(147,069)	$77.45
Adjustment for incentive stock awards expected to vest	—	(331,004)	$71.32
Canceled	(72,753)	(73,481)	$72.83
Outstanding at December 31, 2020	656,006	270,645	$73.80
Granted	235,902	241,467	$81.64
Vested	(350,955)	(37,672)	$71.82
Adjustment for incentive stock awards expected to vest	—	180,767	$76.26
Canceled	(33,255)	(48,106)	$76.24
Outstanding at December 31, 2021	507,698	607,101	$78.06

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2021, 2020, and 2019 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2018	$(202)	$—	$(55)	$(257)
Other comprehensive loss before reclassifications	(106)	(3)	(19)	(128)
Amounts reclassified from Accumulated other comprehensive loss	—	—	2	2
Other comprehensive loss, net	(106)	(3)	(17)	(126)
Balance at December 31, 2019	$(308)	$(3)	$(72)	$(383)
Other comprehensive income (loss) before reclassifications	48	6	(13)	41
Amounts reclassified from Accumulated other comprehensive loss	—	—	3	3
Other comprehensive income (loss), net	48	6	(10)	44
Balance at December 31, 2020	$(260)	$3	$(82)	$(339)
Other comprehensive (loss) income before reclassifications	(136)	(8)	13	(131)
Amounts reclassified from Accumulated other comprehensive loss	—	—	4	4
Other comprehensive (loss) income, net	(136)	(8)	17	(127)
Balance at December 31, 2021	$(396)	$(5)	$(65)	$(466)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense" on the Consolidated Statements of Income.

15. LEASES
The Company leases certain, property, buildings and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components. Operating lease expense for the years ended December 31, 2021, 2020, and 2019 were $59 million, $57 million, and $54 million, respectively. New operating leases of $80 million and $68 million were added during the years ended December 31, 2021 and 2020, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. The Company has established discount rates by geographic region ranging from 1% to 9%.

Scheduled payments of Operating lease liabilities are as follows:

In millions	Operating Leases
2022	$60
2023	52
2024	47
2025	40
2026	33
Thereafter	113
Total lease payments	345
Less: Present value discount	(27)
Present value lease liabilities	$318

The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	8.2	7.4
Weighted-average discount rate
Operating leases	2.3%	2.7%

16. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2021	2020
Balance at beginning of year	$279	$268
Acquisitions	2	4
Warranty expense	116	130
Warranty claim payments	(124)	(131)
Foreign currency impact	(14)	8
Balance at end of year	$259	$279

17. FAIR VALUE MEASUREMENT AND DERIVATIVE INSTRUMENTS
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at December 31, 2021 and December 31, 2020. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds, insurance contracts, and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates (see Note 10).  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At December 31, 2021 and 2020, $110 million and $130 million, respectively, were classified as "Other accrued liabilities" on the Company's Consolidated Balance Sheets and $141 million and $218 million, respectively, were included within long-term liabilities shown as "Contingent consideration" on the Company's Consolidated Balance Sheets. The fair value approximates the carrying value at December 31, 2021 and 2020.
Hedging Activities In the normal course of business, the Company is exposed to market risks related to interest rates, commodity prices and foreign currency exchange rate fluctuations, which may adversely affect our operating results and financial position. At times, we limit these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts, interest rate swaps, commodity swaps and options. These hedging contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.

Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the years ended December 31, 2021, 2020 and 2019, the amounts reclassified into income were not material.
The Company has also established balance sheet risk management and net investment hedging programs to protect its balance sheet against foreign currency exchange rate volatility. We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including euro, Indian rupee, British pound sterling, Australian dollars and several other foreign currencies. Changes in these foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We hedge these exposures using foreign currency swap contracts and cross-currency swaps to offset the potential income statement effects on intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign currency exchange rate risk entirely.
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net (loss) gain related to these contracts were $(5), $(1) and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These contracts typically mature within one year.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of December 31, 2021, which are included in other current assets and liabilities on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$8	$—	$627	$—
Other current liabilities	2	(1)	(2)	613	289
Cross-currency Swaps
Other current assets	2	—	—	14	—
Total		$7	$(2)	$1,254	$289
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of December 31, 2020, which are included in other current assets and liabilities on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$9	$1	$794	$1
Other current liabilities	2	(4)	(2)	928	320
Cross-currency Swaps
Other current liabilities	2	(26)	—	613	—
Total		$(21)	$(1)	$2,335	$321
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the years ended December 31, 2021, 2020 and 2019, the amounts reclassified into income were not material.

Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the years ended December 31, 2021, 2020 and 2019, the amounts reclassified into income were not material.

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
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. The vast majority of the claims are submitted to insurance carriers for defense and indemnity, or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue. We cannot, however, assure that all of these claims will be fully covered by insurance, or that the indemnitors or insurers will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with other pending litigation, cannot be estimated. A limited number of claims are not covered by insurance, nor are they subject to indemnity from non-affiliated parties. Management believes that the costs of the Company’s asbestos-related cases will not be material to the Company’s overall financial position, results of operations and cash flows.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail has successfully completed a remediation plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $37 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail. DTC's claim against RTD proceeded to trial on September 21, 2020; the trial has been completed, included post-trial submission.
From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations or liquidity.

19. SEGMENT INFORMATION
The Company has two reportable segments—the Freight Segment and the Transit Segment. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. Initiatives to integrate GE Transportation operations into Wabtec including recent restructuring programs announced in late 2019 resulted in changes to the Company's organizational structure and the financial reporting utilized by the Company's chief operating decision maker to assess performance and allocate resources; as a result, certain asset groups were reorganized from the Freight Segment to the Transit Segment and vice versa. The change in the Company’s reportable segments was effective in the fourth quarter of 2019 and is reflected below. The Company believes these changes better present Management's view of the business. The Company’s business segments are:
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

Segment financial information for 2021 is as follows:
In million	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,239	$2,583	$—	$7,822
Intersegment sales/(elimination)	48	33	(81)	—
Total sales	$5,287	$2,616	$(81)	$7,822
Income (loss) from operations	$717	$238	$(79)	$876
Interest expense and other, net	—	—	(139)	(139)
Income (loss) before income taxes	$717	$238	$(218)	$737
Depreciation and amortization	$405	$70	$16	$491
Capital expenditures	$79	$48	$3	$130
Segment assets	$18,291	$5,768	$(5,605)	$18,454

Segment financial information for 2020 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,082	$2,474	$—	$7,556
Intersegment sales/(elimination)	49	37	(86)	—
Total sales	$5,131	$2,511	$(86)	$7,556
Income (loss) from operations	$584	$230	$(69)	$745
Interest expense and other, net	—	—	(188)	(188)
Income (loss) from operations before income taxes	$584	$230	$(257)	$557
Depreciation and amortization	$393	$67	$13	$473
Capital expenditures	$70	$40	$26	$136
Segment assets	$15,393	$6,395	$(3,334)	$18,454

Segment financial information for 2019 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,441	$2,759	$—	$8,200
Intersegment sales/(elimination)	60	23	(83)	—
Total sales	$5,501	$2,782	$(83)	$8,200
Income (loss) from operations	$643	$214	$(194)	$663
Interest expense and other, net	—	—	(216)	(216)
Income (loss) before income taxes	$643	$214	$(410)	$447
Depreciation and amortization	$330	$62	$9	$401
Capital expenditures	$105	$64	$17	$186

The following geographic area data as of and for the years ended December 31, 2021, 2020 and 2019, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In millions	2021	2020	2019	2021	2020
United States	$3,321	$3,161	$3,381	$983	$1,039
Canada	462	372	733	6	9
Mexico	220	187	357	22	23
North America	4,003	3,720	4,471	1,011	1,071

South America	301	217	218	32	32

United Kingdom	300	314	376	45	51
Germany	383	351	340	70	82
France	286	252	294	54	59
Italy	196	172	206	29	31
Switzerland	88	83	89	2	2
Other Europe	427	405	387	55	60
Europe	1,680	1,577	1,692	255	285

India	531	441	504	151	164
Australia / New Zealand	386	366	301	9	12
China	228	225	290	32	30

Other Asia / Middle East	177	199	216	—	1

Egypt	32	360	228	—	—
Other Africa	72	138	105	4	4

Russia / CIS	412	313	175	3	2

Total	$7,822	$7,556	$8,200	$1,497	$1,601
Net sales to external customers by product line are as follows:

In millions	2021	2020	2019
Freight Segment:
Services	$2,430	$2,068	$1,991
Equipment	1,302	1,531	1,700
Components	867	819	1,073
Digital Electronics	640	664	677
Total Freight Segment sales	$5,239	$5,082	$5,441

Transit Segment:
Original Equipment Manufacturer	1,193	1,139	1,287
Aftermarket	1,390	1,335	1,472
Total Transit Segment sales	$2,583	$2,474	$2,759

20. OTHER INCOME, NET
The components of Other income, net are as follows:

	For the year ended December 31,
In millions	2021	2020	2019
Foreign currency gain (loss)	$8	$(8)	$(14)
Equity income	20	10	8
Expected return on pension assets/amortization	9	10	10
Other miscellaneous income (expense)	1	(1)	(1)
Total Other income, net	$38	$11	$3

SCHEDULE II
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31

In millions	Balance at beginning of period	Charged/ (credited) to expense	Charged/ (credited) to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2021
Allowance for doubtful accounts	$37	$3	$(1)	$7	$32
Valuation allowance-taxes	$42	$22	$—	$—	$64
2020
Allowance for doubtful accounts	$20	$18	$—	$1	$37
Valuation allowance-taxes	$58	$(16)	$—	$—	$42
2019
Allowance for doubtful accounts	$17	$7	$—	$4	$20
Valuation allowance-taxes	$42	$16	$—	$—	$58

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date:	February 17, 2022	By:	/S/ RAFAEL SANTANA
Rafael Santana,
President and Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 17, 2022
Albert J. Neupaver, Chairman of the Board

By	/S/ RAFAEL SANTANA	February 17, 2022
Rafael Santana, President and Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ JOHN A. OLIN	February 17, 2022
John A. Olin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/S/ JOHN A. MASTALERZ	February 17, 2022
John A. Mastalerz, Senior Vice President and Principal Accounting Officer

By	/S/ WILLIAM E. KASSLING	February 17, 2022
William E. Kassling, Lead Director

By	/S/ LEE BANKS	February 17, 2022
Lee Banks, Director

By	/S/ BYRON FOSTER	February 17, 2022
Byron Foster, Director

By	/S/ LEE B. FOSTER, II	February 17, 2022
Lee B. Foster, II, Director

By	/S/ LINDA A. HARTY	February 17, 2022
Linda A. Harty, Director

By	/S/ BRIAN P. HEHIR	February 17, 2022
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 17, 2022
Michael W. D. Howell, Director

By	/S/ ANN R. KLEE	February 17, 2022
Ann R. Klee, Director