Form 10-Q
period 2022-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2022-04-27
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 22, 2022, there were 182,647,656 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2022
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	March 31, 2022	December 31, 2021
Assets
Assets
Cash and cash equivalents	$488	$473
Accounts receivable	998	1,085
Unbilled accounts receivable	384	392
Inventories	1,828	1,689
Other current assets	213	193
Total current assets	3,911	3,832
Property, plant and equipment, net	1,468	1,497
Goodwill	8,567	8,587
Other intangible assets, net	3,632	3,705
Other noncurrent assets	860	833
Total noncurrent assets	14,527	14,622
Total Assets	$18,438	$18,454
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,058	$1,012
Customer deposits	624	629
Accrued compensation	287	335
Accrued warranty	224	228
Current portion of long-term debt	14	2
Other accrued liabilities	673	704
Total current liabilities	2,880	2,910
Long-term debt	4,225	4,056
Accrued postretirement and pension benefits	72	77
Deferred income taxes	304	288
Contingent consideration	142	141
Other long-term liabilities	727	743
Total Liabilities	8,350	8,215
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized: 226.9 and 226.9 shares issued and 182.9 and 185.8 outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	7,917	7,916
Treasury stock, at cost, 44.0 and 41.1 shares, at March 31, 2022 and December 31, 2021, respectively	(1,597)	(1,306)
Retained earnings	4,176	4,055
Accumulated other comprehensive loss	(449)	(466)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,049	10,201
Noncontrolling interest	39	38
Total Equity	10,088	10,239
Total Liabilities and Equity	$18,438	$18,454
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In millions, except per share data	2022	2021

Net sales:
Sales of goods	$1,505	$1,485
Sales of services	422	345
Total net sales	1,927	1,830
Cost of sales:
Cost of goods	(1,084)	(1,108)
Cost of services	(248)	(188)
Total cost of sales	(1,332)	(1,296)
Gross profit	595	534
Operating expenses:
Selling, general and administrative expenses	(238)	(234)
Engineering expenses	(45)	(38)
Amortization expense	(73)	(70)
Total operating expenses	(356)	(342)
Income from operations	239	192
Other income and expenses:
Interest expense, net	(43)	(48)
Other income, net	4	14
Income before income taxes	200	158
Income tax expense	(50)	(43)
Net income	150	115
Less: Net income attributable to noncontrolling interest	(1)	(3)
Net income attributable to Wabtec shareholders	$149	$112

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.80	$0.59
Diluted
Net income attributable to Wabtec shareholders	$0.80	$0.59

Weighted average shares outstanding
Basic	184.5	188.5
Diluted	185.0	188.9

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In millions	2022	2021

Net income attributable to Wabtec shareholders	$149	$112
Foreign currency translation gain (loss)	13	(62)
Unrealized gain (loss) on derivative contracts	3	(8)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	1	(3)
Other comprehensive income (loss) before tax	17	(73)
Income tax benefit related to components of Other comprehensive income (loss)	—	3
Other comprehensive income (loss), net of tax	17	(70)
Comprehensive income attributable to Wabtec shareholders	$166	$42

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In millions	2022	2021

Operating Activities
Net income	$150	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122	120
Stock-based compensation expense	10	8
Below market intangible amortization	(12)	(13)
Net loss on disposal of property, plant and equipment	2	1
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	93	9
Inventories	(137)	(11)
Accounts payable	48	47
Accrued income taxes	16	13
Accrued liabilities and customer deposits	(66)	26
Other assets and liabilities	(65)	(23)
Net cash provided by operating activities	161	292
Investing Activities
Purchase of property, plant and equipment	(20)	(27)
Proceeds from disposal of property, plant and equipment	2	6
Acquisitions of businesses, net of cash acquired	—	(401)
Net cash used for investing activities	(18)	(422)
Financing Activities
Proceeds from debt, net of issuance costs	2,012	1,435
Payments of debt	(1,817)	(1,398)
Repurchase of stock	(296)	(1)
Cash dividends	(28)	(23)
Other financing activities	(4)	(5)
Net cash (used for) provided by financing activities	(133)	8
Effect of changes in currency exchange rates	5	7
Increase (decrease) in cash	15	(115)
Cash and cash equivalents, beginning of period	473	599
Cash and cash equivalents, end of period	$488	$484

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2021	226.9	$2	$7,916	(41.1)	$(1,306)	$4,055	$(466)	$38	$10,239
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(28)	—	—	(28)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(9)	0.2	5	—	—	—	(4)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	149	—	1	150
Other comprehensive income, net of tax	—	—	—	—	—	—	17	—	17
Stock repurchase	—	—	—	(3.1)	(296)	—	—	—	(296)
Balance, March 31, 2022	226.9	$2	$7,917	(44.0)	$(1,597)	$4,176	$(449)	$39	$10,088

Balance, December 31, 2020	226.9	$2	$7,881	(38.0)	$(1,010)	$3,589	$(339)	$30	$10,153
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23)	—	—	(23)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(6)	—	—	—	—	—	(6)
Stock based compensation	—	—	9	—	—	—	—	—	9
Net income	—	—	—	—	—	112	—	3	115
Other comprehensive loss, net of tax	—	—	—	—	—	—	(70)	—	(70)
Stock repurchase	—	—	—	—	(1)	—	—	—	(1)
Balance, March 31, 2021	226.9	$2	$7,884	(38.0)	$(1,011)	$3,678	$(409)	$33	$10,177

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2022, approximately 60% of the Company’s net sales came from customers outside the United States.

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
Results for these interim periods are not necessarily indicative of results to be expected for the full year particularly in light of the ongoing COVID-19 pandemic, supply chain disruptions, labor availability, broad-based inflation, and the impacts resulting from Russia's invasion of Ukraine. These factors continue to impact our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. We are unable to reasonably predict the full impact of these factors due to the high degree of uncertainty regarding their duration and severity, their potential impact on global economic activity, and the impact that current and new sanctions may have on our business, global supply chain operations and our customers, suppliers, and end-markets.
For the year ended December 31, 2021, Wabtec had earnings of approximately $40 million attributable to customers in Russia, while earnings from customers in Ukraine and Belarus were not significant. As of March 31, 2022, Wabtec had approximately $16 million of assets related to Russian operations, which were primarily cash and inventory. Assets related to Ukraine and Belarus operations are not significant.
The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30 and December 31.
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of March 31, 2022, the Company's remaining performance obligations were approximately $22.2 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program The Company utilizes a revolving agreement to transfer up to $200 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. As customers pay their balances, we transfer additional receivables into the program, which resulted in our gross receivables sold exceeding collections reinvested for the periods presented. The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary, which holds additional receivables that are pledged as collateral under this agreement.
At March 31, 2022 and 2021 the bankruptcy-remote subsidiary held receivables of $367 million and $260 million, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at March 31, 2022 or 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Gross receivables sold/cash proceeds received	$312	$258
Collections reinvested under revolving agreement	(157)	(165)
Net cash proceeds received	$155	$93
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
Accounting Standards Recently Issued In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update provide specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination and address how to determine whether a contract liability is recognized by the acquirer in a business combination. The amendments in this update will be effective for Wabtec on January 1, 2023 and will be applied prospectively to business combinations occurring on or after the effective date.
Accumulated Other Comprehensive Loss Comprehensive income comprises both net income and Other comprehensive income (loss) resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended March 31, 2022 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and postretirement benefit plans	Total
Balance at December 31, 2021	$(396)	$(5)	$(65)	$(466)
Other comprehensive income before reclassifications	13	3	—	16
Amounts reclassified from Accumulated other comprehensive loss	—	—	1	1
Other comprehensive income, net	13	3	1	17
Balance at March 31, 2022	$(383)	$(2)	$(64)	$(449)
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended March 31, 2021 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and postretirement benefit plans	Total
Balance at December 31, 2020	$(260)	$3	$(82)	$(339)
Other comprehensive loss before reclassifications	(62)	(6)	(3)	(71)
Amounts reclassified from Accumulated other comprehensive loss	—	—	1	1
Other comprehensive loss, net	(62)	(6)	(2)	(70)
Balance at March 31, 2021	$(322)	$(3)	$(84)	$(409)
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
The following table summarizes the fair value of the Nordco assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$5
Accounts receivable	23
Inventory	34
Other current assets	2
Property, plant and equipment	17
Goodwill	215
Other intangible assets	168
Other noncurrent assets	12
Total assets acquired	476
Liabilities assumed
Current liabilities	20
Noncurrent liabilities	46
Total liabilities assumed	66
Net assets acquired	$410
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangibles. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy. Intangible assets acquired include customer relationships and acquired technology that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Contingent liabilities assumed as part of the transaction were not material.
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
The Company also made smaller acquisitions in prior periods not listed above which are individually and collectively immaterial.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	March 31, 2022	December 31, 2021
Raw materials	$816	$757
Work-in-progress	393	316
Finished goods	619	616
Total inventories	$1,828	$1,689

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2021	$7,073	$1,514	$8,587
Additions/adjustments	1	(2)	(1)
Foreign currency impact	17	(36)	(19)
Balance at March 31, 2022	$7,091	$1,476	$8,567
As of March 31, 2022 and December 31, 2021, the Company’s trade names had a net carrying amount of $621 million and $635 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	March 31, 2022	December 31, 2021

Backlog, net of accumulated amortization of $342 and $309	$1,096	$1,114
Customer relationships, net of accumulated amortization of $345 and $331	963	979
Acquired technology, net of accumulated amortization of $360 and $334	952	977
Total	$3,011	$3,070
The weighted average remaining useful lives of backlog, customer relationships and acquired technology were 10 years, 17 years and 9 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation in 2019. Amortization expense for intangible assets was $73 million and $70 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2022	$218
2023	$290
2024	$280
2025	$264
2026	$260

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the consolidated balance sheets. Noncurrent contract assets were $184 million at March 31, 2022 and $153 million at December 31, 2021. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the consolidated balance sheets. Noncurrent contract liabilities were $86 million at March 31, 2022 and $88 million at December 31, 2021. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $106 million and $107 million at March 31, 2022 and December 31, 2021, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheets.
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2022 and 2021 is as follows:

	Contract Assets
In millions	2022	2021
Balance at beginning of year	$545	$544
Recognized in current year	165	233
Reclassified to accounts receivable	(140)	(242)
Foreign currency impact	(2)	(5)
Balance at March 31	$568	$530

	Contract Liabilities
In millions	2022	2021
Balance at beginning of year	$824	$832
Acquisitions	—	2
Recognized in current year	231	234
Amounts in beginning balance reclassified to revenue	(191)	(214)
Current year amounts reclassified to revenue	(44)	(11)
Foreign currency impact	(4)	(10)
Balance at March 31	$816	$833
7. LEASES
The Company leases certain property, buildings and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components. The right-of-use assets are classified as noncurrent and included within the caption "Other noncurrent assets" on the consolidated balance sheets. The current portion of lease liabilities are classified under the caption "Other accrued liabilities," while the noncurrent portion of lease liabilities are classified under the caption "Other long-term liabilities" on the consolidated balance sheets.
Operating lease expense for the three months ended March 31, 2022 and 2021, was $15 million and $14 million, respectively. New operating leases of $2 million were added during the three months ended March 31, 2022. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. The Company has established discount rates by geographic region ranging from 1% to 9%.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2022	$43
2023	52
2024	47
2025	40
2026	33
Thereafter	114
Total lease payments	329
Less: Present value discount	(25)
Present value of lease liabilities	$304

The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.0	8.2
Weighted-average discount rate	2.3%	2.3%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	March 31, 2022		December 31, 2021
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
Senior Credit Facility:
Multi-Currency Revolving loan facility	2.7%	N/A	$183	$183	$—	$—
Senior Notes:
4.375% Senior Notes, due 2023	4.5%	$250	250	253	250	260
4.15% Senior Notes, due 2024	4.6%	$750	747	763	747	796
3.20% Senior Notes, due 2025	3.4%	$500	497	490	497	523
3.45% Senior Notes, due 2026	3.5%	$750	749	732	749	795
1.25% Senior Notes (EUR), due 2027	1.5%	€500	545	525	560	574
4.70% Senior Notes, due 2028	5.0%	$1,250	1,243	1,316	1,243	1,423
Other Borrowings			25	25	12	12
Total			4,239	4,287	4,058	4,383
Less - current portion			14	14	2	2
Long-term portion			$4,225	$4,273	$4,056	$4,381
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of March 31, 2022 and December 31, 2021, the Company had total combined unamortized discount and debt issuance costs of $21 million and $23 million, respectively.
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
Under the Senior Credit Facility, we can elect to receive advances bearing interest based on either the Alternate Base Rate ("ABR"), the London Interbank Offered Rate ("LIBOR") or the adjusted risk-free rate (each as defined in the Senior Credit Facility) plus applicable margin that is determined based on our credit ratings or the Company's Leverage (as defined in the Senior Credit Facility). The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The obligations under the Senior Credit Facility are guaranteed by Wabtec and certain of Wabtec's U.S. subsidiaries, as guarantors.

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
1. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation, and amortization) to net interest expense (each as defined in the Senior Credit Facility) for the four quarters then ended.
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
The Company was in compliance with all covenants in the Senior Credit Facility as of March 31, 2022.
The following table presents availability under the Senior Credit Facility at March 31, 2022:

In millions	Senior Credit Facility
Maximum Availability	$1,200
Outstanding Borrowings	(183)
Letters of Credit Under Credit Agreement	(3)
Current Availability	$1,014
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 4.375% Senior Notes due 2023 (the "2023 Notes"), 4.15% Senior Notes due 2024 (the "2024 Notes"), 3.20% Senior Notes due 2025 (the "2025 Notes"), 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes"), and 4.70% Senior Notes due 2028 (the "2028 Notes"). The 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2028 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes.” Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed at any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes and the Company's guarantee of the Euro Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt, and are senior to all existing and future subordinated indebtedness of the Company.
The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity. The US Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's subsidiaries that is a guarantor under the Senior Credit Facility. The Euro Notes were issued by Wabtec Transportation Netherlands B.V. and are fully and unconditionally guaranteed by the Company.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

9. STOCK-BASED COMPENSATION
As of March 31, 2022, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030, and as of March 31, 2022 the number of shares available for future grants under the 2011 Plan was 6.1 million shares, which includes remaining shares available under the 2000 Plan. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).

Stock-based compensation expense was $11 million and $8 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $71 million.
Stock Options Stock options are granted to eligible employees at an exercise price equivalent to the stock's fair market value, which is the average of the high and low Wabtec stock price on the date of grant. New options granted become exercisable over a three-year vesting period. Options expire 10 years from the date of grant. No stock options were granted during the three months ended March 31, 2022.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2021	531,915	$75.40	6.5	$9
Exercised	(47,964)	$68.54
Canceled	(6,973)	$75.85
Outstanding at March 31, 2022	476,978	$75.47	6.3	$10
Exercisable at March 31, 2022	365,205	$74.31	6.1	$8

Restricted Stock, Restricted Units and Incentive Stock As provided for under the 2011 Plan and 2000 Plan, eligible employees are granted restricted stock that generally vests over three years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2022, the Company estimates that it will achieve 121%, 117% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2022, 2023, and 2024, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease resulting in recognition in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and incentive stock units' activity for the three months ended March 31, 2022:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	507,698	607,101	$78.06
Granted	302,085	175,620	$92.80
Vested	(193,736)	(43,039)	$74.80
Canceled	(11,833)	(16,606)	$75.82
Outstanding at March 31, 2022	604,214	723,076	$84.00

10. INCOME TAXES
The overall effective tax rate of 25.1% for the three months ended March 31, 2022 differs from the U.S. Federal statutory rate of 21.0% primarily due to the impact of state and foreign taxes.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In millions, except per share data	2022	2021
Numerator
Net income attributable to Wabtec shareholders	$149	$112
Denominator
Weighted average shares outstanding - basic	184.5	188.5
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.5	0.4
Weighted average shares outstanding - diluted	185.0	188.9
Net income attributable to Wabtec shareholders per common share
Basic	$0.80	$0.59
Diluted	$0.80	$0.59
Approximately 0.3 million outstanding shares of stock options for the three months ended March 31, 2021 were not included in the computation of quarterly diluted earnings per share because their exercise price exceeded the average market price of the Company's common stock.

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the three months ended March 31, 2022 and 2021:

In millions	2022	2021
Balance at beginning of year	$259	$279
Acquisitions	—	2
Warranty expense	27	29
Warranty claim payments	(30)	(29)
Foreign currency impact/other	(2)	(7)
Balance at March 31	$254	$274

13. FAIR VALUE MEASUREMENT AND DERIVATIVE INSTRUMENTS
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
Valuation Hierarchy. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and, Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2022 and December 31, 2021. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds, insurance contracts, and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At March 31, 2022 and December 31, 2021, $110 million was classified as "Other accrued liabilities" on the Company's Consolidated Balance Sheets and $142 million and $141 million, respectively, was included within long-term liabilities classified as "Contingent consideration" on the Company's Consolidated Balance Sheets. The fair value approximates the carrying value at March 31, 2022 and December 31, 2021.
Hedging Activities In the normal course of business, the Company is exposed to market risk related to interest rates, commodity prices and foreign currency exchange rate fluctuations, which may adversely affect our operating results and financial position. At times, we limit these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts, interest rate swaps, commodity swaps and options. These hedging contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three months ended March 31, 2022 and 2021, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net loss related to these contracts was $1 million and $2 million for the three months ended March 31, 2022 and 2021, respectively. These contracts typically mature within one year.

The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of March 31, 2022, which are included in "Other current assets" and "Other accrued liabilities" on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$9	$—	$1,142	$—
Other current liabilities	2	—	(1)	—	272
Cross-currency Swaps
Other current liabilities	2	(2)	—	14	—
Total		$7	$(1)	$1,156	$272
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of December 31, 2021, which are included in "Other current assets" and "Other accrued liabilities" on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$8	$—	$627	$—
Other current liabilities	2	(1)	(2)	613	289
Cross-currency Swaps
Other current assets	2	—	—	14	—
Total		$7	$(2)	$1,254	$289
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the three months ended March 31, 2022 and 2021 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three months ended March 31, 2022 and 2021 the amounts recognized as income or expense were not material.

14. COMMITMENTS AND CONTINGENCIES
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
Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses. It also refurbishes subway cars and provides heating, ventilation, and air conditioning equipment and doors for buses and subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of subway cars and buses around the world.
The Company evaluates its business segments’ operating results based on income from operations. Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense, and other unallocated charges.
Segment financial information for the three months ended March 31, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,322	$605	$—	$1,927
Intersegment sales/(elimination)	13	8	(21)	—
Total sales	$1,335	$613	$(21)	$1,927
Income (loss) from operations	$189	$65	$(15)	$239
Interest expense and other, net	—	—	(39)	(39)
Income (loss) before income taxes	$189	$65	$(54)	$200

Segment financial information for the three months ended March 31, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,183	$647	$—	$1,830
Intersegment sales/(elimination)	12	10	(22)	—
Total sales	$1,195	$657	$(22)	$1,830
Income (loss) from operations	$142	$70	$(20)	$192
Interest expense and other, net	—	—	(34)	(34)
Income (loss) before income taxes	$142	$70	$(54)	$158
Sales to external customers by product line are as follows:

	Three Months Ended March 31,
In millions	2022	2021
Freight Segment
Equipment	$274	$262
Components	229	203
Digital Electronics	153	156
Services	666	562
Total Freight Segment	$1,322	$1,183

Transit Segment
Original Equipment Manufacturer	$292	$287
Aftermarket	313	360
Total Transit Segment	$605	$647

16. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended March 31,
In millions	2022	2021
Foreign currency gain	$3	$9
Equity income	—	3
Expected return on pension assets/amortization	3	3
Other miscellaneous expense, net	(2)	(1)
Total Other income, net	$4	$14

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 17, 2022.
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2022, approximately 60% of the Company’s net sales came from customers outside the United States.
Business Update
The unfavorable global economic conditions driven by the impacts of the COVID-19 pandemic and supply chain disruptions, and further intensified by the Russian invasion of Ukraine, continue to have an adverse impact on our operations and business results. Impacts for the three months ended March 31, 2022 and 2021, are discussed in more detail in the Results of Operations section below. Supply chain disruptions and labor availability have caused component, raw material and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of diesel, metals and other commodity costs, transportation and logistics costs, and labor costs all continue to impact our results.
The Russian invasion of Ukraine and the resultant sanctions related to Russia and Belarus have further impacted our supply and distribution channels and caused significant price inflation which had, and are expected to continue to have, adverse effects on Wabtec’s business results. For the year ended December 31, 2021, Wabtec had earnings of approximately $40 million attributable to customers in Russia, while earnings from customers in Ukraine and Belarus were not significant. As of March 31, 2022, Wabtec had approximately $16 million of assets related to Russian operations, which were primarily cash and inventory. Management has determined, based on information currently available, that these assets are expected to be recoverable and therefore no impairment was recorded in the first quarter of 2022. This will continue to be monitored and may result in a future impairment charge based on changes in the situation. Management determined that inventory related to operations in Ukraine were not expected to be recoverable and were written off resulting in an insignificant charge during the first quarter of 2022. Remaining assets related to Ukraine and those in Belarus were not significant.
The Company has implemented various mitigating actions intended to lessen the impact of these unfavorable economic conditions. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies where possible. The Company expects to continue to incur increased costs in future quarters. Management will continue to monitor the evolving situations but, as a result of the numerous uncertainties surrounding the COVID-19 pandemic, recent supply chain disruptions and the Russian invasion of Ukraine, we are unable to specifically predict the extent and length of time that our business may be negatively impacted. We also face the possibility that additional actions may be taken by governmental authorities and private industry, or government policies may become more restrictive in response to the COVID-19 pandemic, especially if COVID-19 transmission rates increase in certain areas as is currently happening in China. Changes in trade regulations and sanctions including retaliatory measures, advancements or changes in the conflict in Ukraine, the impact of variants of COVID-19, actions taken in response to COVID-19 including curtailing operations of our plants, or significant adverse impacts to our customers, suppliers, distribution channels and operating locations, could result in material adverse impacts to the business, including impairment charges from changes in estimates.

Integration 2.0
During the first quarter of 2022, Wabtec announced a three-year strategic review expected to target incremental run rate synergies estimated to be between $75 million and $90 million by 2025. The scope of the review will include consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement, including the source-to-pay process. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges in the future to execute on decisions resulting from the review, currently estimated to be approximately $135 million to $165 million. The estimate could change based on the specific programs approved or changes to the scope of the review.

RESULTS OF OPERATIONS
Consolidated Results
FIRST QUARTER 2022 COMPARED TO FIRST QUARTER 2021
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2022	2021
Net sales:
Sales of goods	$1,505	$1,485
Sales of services	422	345
Total net sales	1,927	1,830
Cost of sales:
Cost of goods	(1,084)	(1,108)
Cost of services	(248)	(188)
Total cost of sales	(1,332)	(1,296)
Gross profit	595	534
Operating expenses:
Selling, general and administrative expenses	(238)	(234)
Engineering expenses	(45)	(38)
Amortization expense	(73)	(70)
Total operating expenses	(356)	(342)
Income from operations	239	192
Other income and expenses:
Interest expense, net	(43)	(48)
Other income, net	4	14
Income before income taxes	200	158
Income tax expense	(50)	(43)
Net income	150	115
Less: Net income attributable to noncontrolling interest	(1)	(3)
Net income attributable to Wabtec shareholders	$149	$112
The following table shows the major components of the change in sales in the three months ended March 31, 2022 from the three months ended March 31, 2021:

In millions	Freight Segment	Transit Segment	Total
First Three Months of 2021 Net Sales	$1,183	$647	$1,830
Acquisitions	39	1	40
Foreign Exchange	(4)	(33)	(37)
Organic	104	(10)	94
First Three Months of 2022 Net Sales	$1,322	$605	$1,927
Net sales
Net sales for the three months ended March 31, 2022 increased by $97 million, or 5.3%, to $1.93 billion compared to the same period in 2021. Freight Segment organic sales increased $104 million driven primarily by Services sales from higher locomotive modernizations and a decrease in locomotive parkings. In addition, Components sales increased due to a higher railcar build and lower railcar parkings and Equipment sales increased due to higher volumes for mining equipment, partially offset by lower sales in Digital Electronics due primarily to chip shortages caused by continued global supply chain disruptions. Transit Segment organic sales decreased $10 million primarily due to the prior year exit of low margin contracts in the United Kingdom and supply chain issues caused by the COVID-19 pandemic, particularly in China, despite higher demand for

Original Equipment Manufacturing driven by an increase in government transportation spending. Sales from acquisitions contributed $40 million and unfavorable exchange rates, primarily in the Transit Segment, decreased sales by $37 million.
Cost of sales
Cost of sales for the three months ended March 31, 2022 increased by $36 million, or 2.8%, to $1.33 billion compared to the same period in 2021. The increase is primarily due to the increase in sales and increased raw materials, commodity, labor and shipping costs. Cost of sales as a percentage of sales was 69.1% and 70.8% for the three months ended March 31, 2022 and 2021, respectively, representing a 1.7 percentage point decrease. The decrease as a percentage of sales can be attributed to favorable product mix, higher pricing, improved productivity, synergy savings and structured cost actions taken in prior years, partially offset by the increase in the costs described above. Cost of sales for the three months ended March 31, 2022 and 2021 included $5 million and $4 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization.
Operating expenses
Total operating expenses increased $14 million, or 4.1%, for the three months ended March 31, 2022 compared to the same period in 2021. Operating expenses as a percentage of sales was 18.4% and 18.7% for the three months ended March 31, 2022 and 2021, respectively. Selling, general and administrative expenses ("SG&A") increased $4 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to higher technology costs and incremental expense from the acquisition of Nordco, partially offset by decreased restructuring and transaction costs. Restructuring and transaction costs included in SG&A were $2 million and $11 million for the three months ended March 31, 2022 and 2021, respectively, and were primarily for headcount actions and footprint rationalization programs. Engineering expense increased $7 million primarily due to investments in new technology and incremental expense from the acquisition of Nordco. Amortization expense increased $3 million due to the acquisition of Nordco.
Interest expense, net
Interest expense, net, decreased $5 million for the three months ended March 31, 2022 compared to the same period in 2021 attributable to lower overall average debt balances and lower interest rates.
Other income, net
Other income, net, was $4 million of income for the three months ended March 31, 2022 compared to $14 million of income in the same period of 2021. The variance is primarily driven by lower foreign exchange gains and lower equity income in the current year.
Income taxes
The effective income tax rate was 25.1% and 27.5% for the three months ended March 31, 2022 and 2021, respectively. The difference in the quarterly effective tax rate is primarily the result of withholding tax expense on intercompany dividends incurred during the three months ended March 31, 2021 that did not recur in the three months ended March 31, 2022.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2022	2021
Net sales:
Sales of goods	$904	$844
Sales of services	418	339
Total net sales	1,322	1,183
Cost of sales:
Cost of goods	(653)	(644)
Cost of services	(245)	(183)
Total cost of sales	(898)	(827)

Gross profit	424	356

Operating expenses	(235)	(214)

Income from operations	$189	$142
Income from operations	14.3%	12.0%
The following table shows the major components of the change in net sales for the Freight Segment in the first quarter of 2022 from the first quarter of 2021:

In millions
First Quarter 2021 Net Sales	$1,183
Acquisitions	39
Foreign Exchange	(4)
Changes in Sales by Product Line:
Equipment	12
Components	30
Digital Electronics	(2)
Services	64
First Quarter 2022 Net Sales	$1,322
Net sales
Freight Segment sales increased by $139 million or 11.7%, to $1.32 billion, compared to the same period in 2021. Services sales increased from higher locomotive modernizations and a decrease in locomotive parkings, Components sales increased due to a higher railcar build and lower railcar parkings and Equipment sales increased due to higher volumes for mining equipment, partially offset by lower sales in Digital Electronics caused by continued global supply chain disruptions, particularly chip shortages. Sales from the Nordco acquisition contributed $39 million and the effects of unfavorable foreign exchange rates decreased sales by $4 million.
Cost of sales
Freight Segment cost of sales for the three months ended March 31, 2022 increased by $71 million, or 8.5%, to $898 million, compared to the same period in 2021. The increase is primarily due to the increase in sales and increased raw materials, commodity, transportation and labor costs. Cost of sales as a percentage of sales was 67.9% and 69.9% for the three months ended March 31, 2022 and 2021, respectively, representing a 2.0 percentage point decrease which benefited from favorable product mix, increased pricing, improved productivity and synergy savings. Cost of sales for the three months ended March 31, 2022 and 2021 includes $2 million and $1 million, respectively, of restructuring costs, primarily for headcount actions.

Operating expenses
Freight Segment operating expenses increased $21 million, or 9.8%, for the three months ended March 31, 2022 compared to the same period in 2021. SG&A increased $10 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to incremental expense from the acquisition of Nordco and higher technology costs, partially offset by a decrease in restructuring and transaction costs. There were no restructuring and transaction costs included in SG&A for the three months ended March 31, 2022 compared to $6 million for the same period in 2021 primarily for headcount actions as part of the integration of GE Transportation. Engineering expense increased $8 million primarily due to investments in new technology and incremental expense from the acquisition of Nordco. Amortization expense increased $3 million due to the acquisition of Nordco.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2022	2021
Net sales	$605	$647
Cost of sales	(434)	(469)
Gross profit	171	178

Operating expenses	(106)	(108)

Income from operations	$65	$70
Income from operations	10.7%	10.8%
The following table shows the major components of the change in net sales for the Transit Segment in the first quarter of 2022 from the first quarter of 2021:

In millions
First Quarter 2021 Net Sales	$647
Acquisitions	1
Foreign Exchange	(33)
Changes in Sales by Product Line:
Original Equipment Manufacturing	17
Aftermarket	(27)
First Quarter 2022 Net Sales	$605
Net sales
Transit Segment sales for the three months ended March 31, 2022 decreased by $42 million, or 6.5%, to $605 million compared to the same period in 2021, with foreign exchange rates being the primary driver of the decrease. Sales of Original Equipment Manufacturing increased due to higher demand and an increase in government transportation spending. This increase was more than offset by a decrease in Aftermarket sales from lower maintenance and overhaul driven by the prior year exit of low margin contracts in the United Kingdom, as well as supply chain issues caused by the COVID-19 pandemic resulting in an overall decrease in Transit segment organic sales of $10 million as compared to the same period in 2021.
Cost of sales
Transit Segment cost of sales for the three months ended March 31, 2022 decreased by $35 million, or 7.5%, to $434 million compared to the same period in 2021. The decrease is primarily due to the decrease in sales discussed above, partially offset by increased raw materials, commodity, transportation and labor costs. Cost of sales as a percentage of sales was 71.7% and 72.5% for the three months ended March 31, 2022 and 2021, respectively, representing a 0.8 percentage point decrease which can be attributed to improved productivity, higher pricing, the exit of low margin business in the United Kingdom, and prior year structured cost actions taken through restructuring programs. Cost of sales for the three months ended March 31, 2022 and 2021 each included $3 million of restructuring costs, primarily for headcount actions in Europe and footprint rationalization in the UK, respectively.
Operating expenses
Transit Segment operating expenses decreased $2 million, or 1.9%, for the three months ended March 31, 2022 compared to the same period in 2021. SG&A decreased $1 million for the three months ended March 31, 2022 compared to the same period in 2021 due to the decrease in sales and the effects of foreign exchange rates. SG&A for the three months ended March 31, 2022 and 2021 includes $1 million of restructuring costs, respectively, primarily for headcount actions in Europe. Additionally, engineering and amortization expenses remained consistent year over year.

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

	Three Months Ended March 31,
In millions	2022	2021
Cash provided by (used for):
Operating activities	$161	$292
Investing activities	$(18)	$(422)
Financing activities	$(133)	$8
Operating activities In the first three months of 2022, cash provided by operating activities was $161 million compared to cash provided by operating activities of $292 million in the first three months of 2021. Significant changes to the sources and (uses) of cash for the three month periods include the following:
•$41 million attributable to higher Net income and other changes in the related statements of income;
•($41) million from net changes in working capital primarily driven by: $84 million related to changes in receivables due to timing and volume of sales and the net change in the Revolving Receivables Program, and ($126) million unfavorable change in inventory primarily from inventory build-ups in response to supply chain challenges;
•$(77) million from higher employee related benefit payments and $(16) million from changes in the timing of customer deposits; and,
•$(42) of changes in other assets and liabilities, primarily from changes in contract assets and liabilities.
Investing activities In the first three months of 2022 and 2021, cash used for investing activities was $(18) million and $(422) million, respectively. The major components of the cash outflow in 2022 were $(20) million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $(27) million in property, plant, and equipment for additions in the first three months of 2021 and $(401) million in net cash paid for acquisitions during 2021. Additional information with respect to acquisitions is included in Note 3 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.
Financing activities In the first three months of 2022, cash used for financing activities was $(133) million which included $2,012 million in proceeds from debt, $(1,817) million in repayments of debt, $(296) million in stock repurchases and $(28) million of dividend payments. In the first three months of 2021, cash provided by financing activities was $8 million, which included $1,435 million in proceeds from debt, $(1,398) million in repayments of debt, $(1) million in stock repurchases and $(23) million of dividend payments.
As of March 31, 2022, the Company held approximately $488 million of cash and cash equivalents. Of the $488 million, approximately $13 million was held within the United States and approximately $475 million was held outside of the United States, primarily in India, Europe, China, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts.
Additional information with respect to credit facilities and long-term debt is included in Note 8 of the "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
The Company utilizes a revolving agreement to transfer up to $200 million of certain receivables to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we transfer additional receivables into the program, which resulted in our gross receivables sold exceeding collections reinvested for the periods presented. Net cash proceeds from the revolving receivables program were $155 million and $93 million for the three months ended March 31, 2022 and 2021, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this report.

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
Guarantor Summarized Financial Information
The obligations under the Company's US Notes and Senior Credit Facility have been fully and unconditionally guaranteed by certain of the Company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. The Euro Notes are issued by Wabtec Netherlands and are fully and unconditionally guaranteed by the Company.
On January 1, 2022, the Company completed an internal legal entity reorganization that resulted in changes to the subsidiaries and operating divisions serving as guarantors under the Company's US Notes and Senior Credit Facility. As such, certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation in line with the legal reorganization. Refer to Exhibit 22.1 for the updated list of guarantor subsidiaries.
The following tables present summarized financial information of the parent and the guarantor subsidiaries on a combined basis for the Company's US Notes and Senior Credit Facility. The combined summarized financial information eliminates intercompany balances and transactions among the parent and guarantor subsidiaries and equity in earnings and investments in any guarantor subsidiaries or non-guarantor subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2022
Net sales	$1,055
Gross profit	$210
Net income attributable to Wabtec shareholders	$23
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	March 31, 2022	December 31, 2021
Current assets	$1,017	$1,057
Noncurrent assets	$2,364	$2,344
Current liabilities	$1,333	$1,414
Long-term debt	$3,667	$3,483
Other non-current liabilities	$596	$592

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2022
Net sales to non-guarantor subsidiaries	$185
Purchases from non-guarantor subsidiaries	$1,048

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	March 31, 2022
Amount due from/(to) non-guarantor subsidiaries	$(6,643)

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
On January 1, 2022, the Company completed an internal legal entity reorganization that resulted in changes to the operating divisions serving as the parent guarantor under the Company's Euro Notes. As such, certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation in line with the legal reorganization.
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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Three Months Ended March 31, 2022
Net sales	$103
Gross profit	$18
Net income attributable to Wabtec shareholders	$(80)
Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	March 31, 2022	December 31, 2021
Current assets	$142	$217
Noncurrent assets	$768	$770
Current liabilities	$392	$479
Long-term debt	$4,214	$4,044
Other non-current liabilities	$207	$207

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Three Months Ended March 31, 2022
Net sales to non-guarantor subsidiaries	$6
Purchases from non-guarantor subsidiaries	$21

Unaudited
Issuer and Guarantor
In millions	March 31, 2022
Amount due from/(to) non-guarantor subsidiaries	$(7,664)
Company Stock Repurchase Plan
On February 10, 2022, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization superseded the previous authorization of $500 million of which approximately $155 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.
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
•labor availability and relations;
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
•sanctions imposed on countries and persons; or
•the outcome of negotiations with governments;
COVID-19 factors
•the severity and duration of the pandemic;
•deterioration of general economic conditions;
•shutdown of one or more of our operating facilities;
•supply chain and sourcing disruptions;
•ability of our customers to pay timely for goods and services delivered;
•health of our employees;
•ability to retain and recruit talented employees; or
•difficulty in obtaining debt or equity financing;
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the risk factor added in Part II, Item 1A of this report on Form 10-Q.
Critical Accounting Estimates
A summary of critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, business combinations, warranty reserves, stock-based compensation, income taxes and revenue recognition. There have been no significant changes in the related accounting policies since December 31, 2021.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021. Refer to Note 13 - Fair Value Measurement and Derivative Instruments of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report for additional information regarding interest rate and foreign currency exchange risk.

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2022. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Additional information with respect to legal proceedings is included in Note 14 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.

Item 1A.    RISK FACTORS
In response to the Russian invasion of Ukraine and the impact of the conflict on the Company and the global markets, the Company is providing the below additional risk factor. Other than the below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as those arising from the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; disruptions to transportation and distribution routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against companies, including us, including nationalization of foreign businesses and/or assets in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.
Additionally, Wabtec has operations and a strategic joint venture in Kazakhstan that have continued operating but have incurred supply, distribution and currency impacts as an indirect result from the Russian invasion of Ukraine. To date, the operations in Kazakhstan have not been significantly impacted by the ongoing conflict outside of the overall unfavorable impact to economic conditions; however, the future impact to these operations cannot be predicted.
To the extent the current conflict between Russia and Ukraine adversely affects our business, particularly in Russia and Kazakhstan, it may also have the effect of heightening many other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business spending; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, our ability to implement and execute our business strategy, disruptions in global supply chains, our exposure to foreign currency fluctuations, and constraints, volatility, or disruption in the capital markets, difficulty staffing and managing impacted operations, and the recoverability of assets in the region.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2022:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2022	318,100	$92.93	318,100	$170
February 2022	1,057,841	$93.72	1,057,841	$666
March 2022	1,746,895	$95.57	1,746,895	$499
Total quarter ended March 31, 2022	3,122,836	$94.67	3,122,836	$499
(1)    On February 10, 2022, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization superseded the previous authorization of $500 million, of which approximately $155 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

10.1	Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on April 6, 2022)

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	April 27, 2022