Form 10-Q
period 2022-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2022-08-05
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 29, 2022, there were 181,874,780 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2022
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	June 30, 2022	December 31, 2021
Assets
Assets
Cash and cash equivalents	$501	$473
Accounts receivable	1,000	1,085
Unbilled accounts receivable	422	392
Inventories	1,918	1,689
Other current assets	205	193
Total current assets	4,046	3,832
Property, plant and equipment, net	1,428	1,497
Goodwill	8,459	8,587
Other intangible assets, net	3,531	3,705
Other noncurrent assets	869	833
Total noncurrent assets	14,287	14,622
Total Assets	$18,333	$18,454
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,178	$1,012
Customer deposits	627	629
Accrued compensation	228	335
Accrued warranty	216	228
Current portion of long-term debt	226	2
Other accrued liabilities	715	704
Total current liabilities	3,190	2,910
Long-term debt	3,987	4,056
Accrued postretirement and pension benefits	68	77
Deferred income taxes	289	288
Contingent consideration	143	141
Other long-term liabilities	709	743
Total Liabilities	8,386	8,215
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued: 181.9 and 185.8 outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	7,926	7,916
Treasury stock, at cost, 45.0 and 41.1 shares, at June 30, 2022 and December 31, 2021, respectively	(1,696)	(1,306)
Retained earnings	4,314	4,055
Accumulated other comprehensive loss	(641)	(466)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	9,905	10,201
Noncontrolling interest	42	38
Total Equity	9,947	10,239
Total Liabilities and Equity	$18,333	$18,454
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2022	2021	2022	2021

Net sales:
Sales of goods	$1,584	$1,588	$3,089	$3,073
Sales of services	464	424	886	769
Total net sales	2,048	2,012	3,975	3,842
Cost of sales:
Cost of goods	(1,147)	(1,185)	(2,231)	(2,293)
Cost of services	(256)	(247)	(504)	(435)
Total cost of sales	(1,403)	(1,432)	(2,735)	(2,728)
Gross profit	645	580	1,240	1,114
Operating expenses:
Selling, general and administrative expenses	(259)	(263)	(497)	(497)
Engineering expenses	(50)	(42)	(95)	(80)
Amortization expense	(72)	(72)	(145)	(142)
Total operating expenses	(381)	(377)	(737)	(719)
Income from operations	264	203	503	395
Other income and expenses:
Interest expense, net	(44)	(45)	(87)	(93)
Other income, net	7	11	11	25
Income before income taxes	227	169	427	327
Income tax expense	(58)	(44)	(108)	(87)
Net income	169	125	319	240
Less: Net income attributable to noncontrolling interest	(3)	—	(4)	(3)
Net income attributable to Wabtec shareholders	$166	$125	$315	$237

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.91	$0.66	$1.71	$1.25
Diluted
Net income attributable to Wabtec shareholders	$0.91	$0.66	$1.71	$1.25

Weighted average shares outstanding
Basic	181.9	188.6	183.2	188.5
Diluted	182.4	188.9	183.7	188.9

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021

Net income attributable to Wabtec shareholders	$166	$125	$315	$237
Foreign currency translation (loss) gain	(195)	34	(182)	(28)
Unrealized gain (loss) on derivative contracts	—	—	3	(8)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	4	(1)	5	(4)
Other comprehensive (loss) income before tax	(191)	33	(174)	(40)
Income tax (expense) benefit related to components of other comprehensive (loss) income	(1)	—	(1)	3
Other comprehensive (loss) income, net of tax	(192)	33	(175)	(37)
Comprehensive (loss) income attributable to Wabtec shareholders	$(26)	$158	$140	$200

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In millions	2022	2021

Operating Activities
Net income	$319	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	246
Stock-based compensation expense	20	24
Below market intangible amortization	(25)	(20)
Net loss on disposal of property, plant and equipment	3	3
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	45	(29)
Inventories	(256)	8
Accounts payable	185	82
Accrued income taxes	32	19
Accrued liabilities and customer deposits	(93)	(38)
Other assets and liabilities	(46)	(20)
Net cash provided by operating activities	424	515
Investing Activities
Purchase of property, plant and equipment	(50)	(55)
Proceeds from disposal of property, plant and equipment	2	8
Acquisitions of businesses, net of cash acquired	(69)	(405)
Net cash used for investing activities	(117)	(452)
Financing Activities
Proceeds from debt, net of issuance costs	3,416	3,008
Payments of debt	(3,216)	(3,170)
Repurchase of stock	(399)	(1)
Cash dividends	(55)	(46)
Other financing activities	(2)	(4)
Net cash used for financing activities	(256)	(213)
Effect of changes in currency exchange rates	(23)	5
Increase (decrease) in cash	28	(145)
Cash and cash equivalents, beginning of period	473	599
Cash and cash equivalents, end of period	$501	$454

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2021	226.9	$2	$7,916	(41.1)	$(1,306)	$4,055	$(466)	$38	$10,239
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(28)	—	—	(28)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(9)	0.2	5	—	—	—	(4)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	149	—	1	150
Other comprehensive income, net of tax	—	—	—	—	—	—	17	—	17
Stock repurchase	—	—	—	(3.1)	(296)	—	—	—	(296)
Balance, March 31, 2022	226.9	$2	$7,917	(44.0)	$(1,597)	$4,176	$(449)	$39	$10,088
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(27)	—	—	(27)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(1)	0.1	4	—	—	—	3
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	166	—	3	169
Other comprehensive loss, net of tax	—	—	—	—	—	—	(192)	—	(192)
Stock repurchase	—	—	—	(1.1)	(103)	—	—	—	(103)
Balance, June 30, 2022	226.9	$2	$7,926	(45.0)	$(1,696)	$4,314	$(641)	$42	$9,947

Balance, December 31, 2020	226.9	$2	$7,881	(38.0)	$(1,010)	$3,589	$(339)	$30	$10,153
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23)	—	—	(23)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(6)	—	—	—	—	—	(6)
Stock based compensation	—	—	9	—	—	—	—	—	9
Net income	—	—	—	—	—	112	—	3	115
Other comprehensive loss, net of tax	—	—	—	—	—	—	(70)	—	(70)
Stock repurchase	—	—	—	—	(1)	—	—	—	(1)
Balance, March 31, 2021	226.9	$2	$7,884	(38.0)	$(1,011)	$3,678	$(409)	$33	$10,177
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23)	—	—	(23)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(1)	0.1	2	—	—	—	1
Stock based compensation	—	—	14	—	—	—	—	—	14
Net income	—	—	—	—	—	125	—	—	125
Other comprehensive income, net of tax	—	—	—	—	—	—	33	—	33
Balance, June 30, 2021	226.9	$2	$7,897	(37.9)	$(1,009)	$3,780	$(376)	$33	$10,327

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2022, approximately 55% of the Company’s net sales came from customers outside the United States.

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
For the year ended December 31, 2021, Wabtec had earnings of approximately $40 million attributable to customers in Russia, while earnings from customers in Ukraine and Belarus were not significant. As of June 30, 2022, Wabtec had approximately $18 million of assets related to Russian operations, which were primarily cash and inventory. Assets related to Ukraine and Belarus operations are not significant.
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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of June 30, 2022, the Company's remaining performance obligations were approximately $22.8 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
At June 30, 2022 and 2021 the bankruptcy-remote subsidiary held receivables of $410 million and $333 million, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at June 30, 2022 or 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. Neither the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Gross receivables sold/cash proceeds received	$864	$569
Collections reinvested under revolving agreement	(684)	(487)
Net cash proceeds received	$180	$82
Depreciation Expense Depreciation of property, plant and equipment related to the manufacturing of products or services provided is included in Cost of goods or Cost of services. Depreciation of other property, plant and equipment that is not attributable to the manufacturing of products or services provided is included in Selling, general and administrative expenses or Engineering expenses depending on how the property, plant and equipment is used.
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
Accumulated Other Comprehensive Loss Comprehensive income comprises both net income and Other comprehensive (loss) income resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended June 30, 2022 and 2021 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Balance at March 31	$(383)	$(322)	$(2)	$(3)	$(64)	$(84)	$(449)	$(409)
Other comprehensive (loss) income before reclassifications	(195)	34	—	—	3	(2)	(192)	32
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	—	1	—	1
Other comprehensive (loss) income, net	(195)	34	—	—	3	(1)	(192)	33
Balance at June 30	$(578)	$(288)	$(2)	$(3)	$(61)	$(85)	$(641)	$(376)
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the six months ended June 30, 2022 and 2021 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Balance at beginning of year	$(396)	$(260)	$(5)	$3	$(65)	$(82)	$(466)	$(339)
Other comprehensive (loss) income before reclassifications	(182)	(28)	3	(6)	3	(5)	(176)	(39)
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	1	2	1	2
Other comprehensive (loss) income, net	(182)	(28)	3	(6)	4	(3)	(175)	(37)
Balance at June 30	$(578)	$(288)	$(2)	$(3)	$(61)	$(85)	$(641)	$(376)
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
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes. The results of this business since the date of acquisition are reported within the Services product line of the Freight Segment. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.
During the second quarter of 2022 the Company made two strategic acquisitions for a combined purchase price of $69 million within the Digital Electronics product line of the Freight Segment which are individually and collectively immaterial. The Company also made acquisitions in prior periods not listed above which are individually and collectively immaterial.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	June 30, 2022	December 31, 2021
Raw materials	$882	$757
Work-in-progress	427	316
Finished goods	609	616
Total inventories	$1,918	$1,689

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2021	$7,073	$1,514	$8,587
Additions/adjustments	17	(2)	15
Foreign currency impact	(20)	(123)	(143)
Balance at June 30, 2022	$7,070	$1,389	$8,459
As of June 30, 2022 and December 31, 2021, the Company’s trade names had a net carrying amount of $597 million and $635 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	June 30, 2022	December 31, 2021
Backlog, net of accumulated amortization of $366 and $309	$1,065	$1,114
Customer relationships, net of accumulated amortization of $352 and $331	935	979
Acquired technology, net of accumulated amortization of $386 and $334	934	977
Total	$2,934	$3,070
The weighted average remaining useful lives of backlog, customer relationships and acquired technology were 10 years, 16 years and 9 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation in 2019. Amortization expense for intangible assets was $72 million and $145 million for the three and six months ended June 30, 2022, respectively, and $72 million and $142 million for the three and six months ended June 30, 2021, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2022	$147
2023	$293
2024	$284
2025	$266
2026	$262

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the consolidated balance sheets. Noncurrent contract assets were $190 million at June 30, 2022 and $153 million at December 31, 2021. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the consolidated balance sheets. Noncurrent contract liabilities were $89 million at June 30, 2022 and $88 million at December 31, 2021. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $110 million and $107 million at June 30, 2022 and December 31, 2021, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheets.
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2022 and 2021 is as follows:

	Contract Assets
In millions	2022	2021
Balance at beginning of year	$545	$544
Acquisitions	28	—
Recognized in current year	284	370
Reclassified to accounts receivable	(225)	(364)
Foreign currency impact	(20)	(5)
Balance at June 30	$612	$545

	Contract Liabilities
In millions	2022	2021
Balance at beginning of year	$824	$832
Acquisitions	12	2
Recognized in current year	453	339
Amounts in beginning balance reclassified to revenue	(277)	(317)
Current year amounts reclassified to revenue	(169)	(63)
Foreign currency impact	(17)	(7)
Balance at June 30	$826	$786
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
Operating lease expense was $14 million and $29 million for the three and six months ended June 30, 2022, respectively, and $14 million and $28 million for the three and six months ended June 30, 2021, respectively. New operating leases of $22 million and $24 million were added during the three and six months ended June 30, 2022, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. The Company has established discount rates by geographic region ranging from 1% to 9%.

Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2022	$30
2023	54
2024	48
2025	42
2026	35
Thereafter	117
Total lease payments	326
Less: Present value discount	(25)
Present value of lease liabilities	$301
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7.9	8.2
Weighted-average discount rate	2.3%	2.3%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	June 30, 2022		December 31, 2021
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
Senior Credit Facility:
Multi-Currency Revolving loan facility	2.9%	N/A	$217	$217	$—	$—
Senior Notes:
4.375% Senior Notes, due 2023	4.5%	$250	250	249	250	260
4.15% Senior Notes, due 2024	4.6%	$725	723	726	747	796
3.20% Senior Notes, due 2025	3.4%	$500	497	480	497	523
3.45% Senior Notes, due 2026	3.5%	$750	749	700	749	795
1.25% Senior Notes (EUR), due 2027	1.5%	€500	515	430	560	574
4.70% Senior Notes, due 2028	5.0%	$1,250	1,243	1,213	1,243	1,423
Other Borrowings			19	19	12	12
Total			4,213	4,034	4,058	4,383
Less: current portion			226	226	2	2
Long-term portion			$3,987	$3,808	$4,056	$4,381
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of June 30, 2022 and December 31, 2021, the Company had total combined unamortized discount and debt issuance costs of $20 million and $23 million, respectively.
Senior Credit Facility
On June 8, 2018, the Company entered into a credit agreement ("Senior Credit Facility"), which replaced the Company's then-existing credit agreement. The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) term loans denominated in euros and U.S. dollars ("Term Loans"); and (ii) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $1,200 million in multi-currency revolving loans (inclusive of swingline loans of up to $75 million and letters of credit of up to $450 million (the "Revolving Credit Facility")). The Revolving Credit Facility will mature on June 8, 2023. The Company is currently negotiating an extension of the maturity of the Senior Credit Facility and management expects that this can be accomplished at market rates.
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
The Company was in compliance with all covenants in the Senior Credit Facility as of June 30, 2022.
The following table presents availability under the Senior Credit Facility at June 30, 2022:

In millions	Senior Credit Facility
Maximum Availability	$1,200
Outstanding Borrowings	(217)
Letters of Credit Under Credit Agreement	(3)
Current Availability	$980
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
During the second quarter of 2022, the Company redeemed $25 million of principal from the 2024 Notes plus a premium and the related accrued interest.
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

9. STOCK-BASED COMPENSATION
As of June 30, 2022, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030, and as of June 30, 2022 the number of shares available for future grants under the 2011 Plan was 6.0 million shares, which includes remaining shares available under the 2000 Plan. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $12 million and $23 million for the three and six months ended June 30, 2022, respectively, and $16 million and $24 million for the three and six months ended June 30, 2021, respectively. At June 30, 2022, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $69 million.
Stock Options Stock options are granted to eligible employees at an exercise price equivalent to the stock's fair market value, which is the average of the high and low Wabtec stock price on the date of grant. New options granted become exercisable over a three-year vesting period. Options expire 10 years from the date of grant. No stock options were granted during the six months ended June 30, 2022.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2021	531,915	$75.40	6.5	$9
Exercised	(55,057)	$74.63
Canceled	(15,132)	$73.40
Outstanding at June 30, 2022	461,726	$75.56	6.0	$4
Exercisable at June 30, 2022	350,898	$74.39	5.8	$3

Restricted Stock, Restricted Units and Incentive Stock As provided for under the 2011 Plan and 2000 Plan, eligible employees are granted restricted stock that generally vests over three years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2022, the Company estimates that it will achieve 132%, 117% and 103% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2022, 2023, and 2024, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease resulting in recognition in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and incentive stock units' activity for the six months ended June 30, 2022:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	507,698	607,101	$78.06
Granted	439,683	176,657	$91.18
Vested	(208,525)	(43,039)	$74.91
Adjustment for incentive stock awards expected to vest	—	10,962	$83.91
Canceled	(21,812)	(25,362)	$78.42
Outstanding at June 30, 2022	717,044	726,319	$84.25

10. INCOME TAXES
The overall effective tax rate of 25.5% and 25.3% for the three and six months ended June 30, 2022, respectively, differs from the U.S. Federal statutory rate of 21.0% primarily due to the impact of state and foreign taxes.
11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2022	2021	2022	2021
Numerator
Net income attributable to Wabtec shareholders	$166	$125	$315	$237
Denominator
Weighted average shares outstanding - basic	181.9	188.6	183.2	188.5
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.5	0.3	0.5	0.4
Weighted average shares outstanding - diluted	182.4	188.9	183.7	188.9
Net income attributable to Wabtec shareholders per common share
Basic	$0.91	$0.66	$1.71	$1.25
Diluted	$0.91	$0.66	$1.71	$1.25
Approximately 0.2 million outstanding shares of stock options for the three and six months ended June 30, 2021 were not included in the computation of quarterly diluted earnings per share because their exercise price exceeded the average market price of the Company's common stock.

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the six months ended June 30, 2022 and 2021:

In millions	2022	2021
Balance at beginning of year	$259	$279
Acquisitions	3	2
Warranty expense	41	59
Warranty claim payments	(49)	(51)
Foreign currency impact/other	(10)	(7)
Balance at June 30	$244	$282

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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2022 and December 31, 2021. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds, insurance contracts, and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At June 30, 2022 and December 31, 2021, $110 million was classified as "Other accrued liabilities" on the Company's Consolidated Balance Sheets and $143 million and $141 million, respectively, was included within long-term liabilities classified as "Contingent consideration" on the Company's Consolidated Balance Sheets. The fair value approximates the carrying value at June 30, 2022 and December 31, 2021.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three and six months ended June 30, 2022 and 2021, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net loss related to these contracts was $7 million and $8 million for the three and six months ended June 30, 2022, respectively, and a net loss of $1 million and $3 million for the three and six months ended June 30, 2021, respectively. These contracts typically mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of June 30, 2022, which are included in "Other current assets" and "Other accrued liabilities" on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$9	$3	$419	$292
Other current liabilities	2	(1)	—	512
Cross-currency Swaps
Other current liabilities	2	—	—	13	—
Total		$8	$3	$944	$292
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
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the six months ended June 30, 2022 and 2021 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the six months ended June 30, 2022 and 2021 the amounts recognized as income or expense were not material.

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
Segment financial information for the three months ended June 30, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,490	$558	$—	$2,048
Intersegment sales/(elimination)	12	9	(21)	—
Total sales	$1,502	$567	$(21)	$2,048
Income (loss) from operations	$233	$50	$(19)	$264
Interest expense and other, net	—	—	(37)	(37)
Income (loss) before income taxes	$233	$50	$(56)	$227

Segment financial information for the three months ended June 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,336	$676	$—	$2,012
Intersegment sales/(elimination)	12	7	(19)	—
Total sales	$1,348	$683	$(19)	$2,012
Income (loss) from operations	$173	$45	$(15)	$203
Interest expense and other, net	—	—	(34)	(34)
Income (loss) before income taxes	$173	$45	$(49)	$169
Segment financial information for the six months ended June 30, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,812	$1,163	$—	$3,975
Intersegment sales/(elimination)	25	17	(42)	—
Total sales	$2,837	$1,180	$(42)	$3,975
Income (loss) from operations	$422	$115	$(34)	$503
Interest expense and other, net	—	—	(76)	(76)
Income (loss) before income taxes	$422	$115	$(110)	$427
Segment financial information for the six months ended June 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,519	$1,323	$—	$3,842
Intersegment sales/(elimination)	24	17	(41)	—
Total sales	$2,543	$1,340	$(41)	$3,842
Income (loss) from operations	$315	$115	$(35)	$395
Interest expense and other, net	—	—	(68)	(68)
Income (loss) before income taxes	$315	$115	$(103)	$327
Sales to external customers by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Freight Segment
Services	$711	$622	$1,377	$1,184
Equipment	381	328	655	590
Components	234	224	463	427
Digital Electronics	164	162	317	318
Total Freight Segment	$1,490	$1,336	$2,812	$2,519

Transit Segment
Original Equipment Manufacturer	$259	$320	$551	$607
Aftermarket	299	356	612	716
Total Transit Segment	$558	$676	$1,163	$1,323

16. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Foreign currency (loss) gain	$(2)	$2	$1	$11
Equity income	7	4	7	7
Expected return on pension assets/amortization	2	2	5	5
Other miscellaneous income (expense), net	—	3	(2)	2
Total Other income, net	$7	$11	$11	$25

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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2022, approximately 55% of the Company’s net sales came from customers outside the United States.
Business Update
The unfavorable global economic conditions driven by the impacts of the COVID-19 pandemic and supply chain disruptions, and further intensified by the Russian invasion of Ukraine, continue to have an adverse impact on our operations and business results. Impacts for the three and six months ended June 30, 2022 and 2021, are discussed in more detail in the Results of Operations section below. Supply chain disruptions and labor availability have caused component, raw material and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of diesel, metals and other commodity costs, transportation and logistics costs, and labor costs all continue to impact our results.
The Russian invasion of Ukraine and the resultant sanctions related to Russia and Belarus have further impacted our supply and distribution channels and caused significant price inflation which had, and are expected to continue to have, adverse effects on Wabtec’s business results. For the year ended December 31, 2021, Wabtec had earnings of approximately $40 million attributable to customers in Russia, while earnings from customers in Ukraine and Belarus were not significant. As of June 30, 2022, Wabtec had approximately $18 million of assets related to Russian operations, which were primarily cash and inventory. Management has determined, based on information currently available, that these assets are expected to be recoverable and therefore no impairment was recorded during the first six months of 2022. This will continue to be monitored and may result in a future impairment charge based on changes in the situation. Management determined that inventory related to operations in Ukraine were not expected to be recoverable and were written off resulting in an insignificant charge during the first quarter of 2022. Remaining assets related to Ukraine and those in Belarus were not significant.
The Company has implemented various mitigating actions intended to lessen the impact of these unfavorable economic conditions. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies where possible. The Company expects to continue to incur increased costs in future quarters. Management will continue to monitor the evolving situations but, as a result of the numerous uncertainties surrounding the COVID-19 pandemic, recent supply chain disruptions and the Russian invasion of Ukraine, we are unable to specifically predict the extent and length of time that our business may be negatively impacted. We also face the possibility that additional actions may be taken by governmental authorities and private industry, or government policies may become more restrictive in response to the COVID-19 pandemic, especially if COVID-19 transmission rates increase in certain areas. Changes in trade regulations and sanctions including retaliatory measures, advancements or changes in the conflict in Ukraine, the impact of variants of COVID-19, actions taken in response to COVID-19 including curtailing operations of our plants, or significant adverse impacts to our customers, suppliers, distribution channels and operating locations, could result in material adverse impacts to the business, including impairment charges from changes in estimates.

Cyber Incident
As previously announced, on June 26, 2022, we detected a cyber security incident which impacted the Company’s network. The Company promptly activated incident response protocols, which included shutting down certain systems, and commenced an investigation of the incident, which is ongoing. The Company also notified law enforcement and engaged legal counsel and other third-party incident response and cybersecurity professionals.
Based on its preliminary assessment and on the information currently known, the incident has not had a significant financial impact and the Company does not believe the incident will have a material impact on its business, operations or financial results. The Company maintains cyber insurance, subject to certain deductibles and policy limitations typical for its size and industry.

Integration 2.0
During the first quarter of 2022, Wabtec announced a three-year strategic review expected to target incremental run rate synergies estimated to be between $75 million and $90 million by 2025. The scope of the review will include consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement, including the source-to-pay process. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges in the future to execute on decisions resulting from the review, currently estimated to be approximately $135 million to $165 million. The estimate could change based on the specific programs approved or changes to the scope of the review. During the second quarter of 2022, no significant programs related to the strategic review were initiated.

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2022 COMPARED TO SECOND QUARTER 2021
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In millions	2022	2021
Net sales:
Sales of goods	$1,584	$1,588
Sales of services	464	424
Total net sales	2,048	2,012
Cost of sales:
Cost of goods	(1,147)	(1,185)
Cost of services	(256)	(247)
Total cost of sales	(1,403)	(1,432)
Gross profit	645	580
Operating expenses:
Selling, general and administrative expenses	(259)	(263)
Engineering expenses	(50)	(42)
Amortization expense	(72)	(72)
Total operating expenses	(381)	(377)
Income from operations	264	203
Other income and expenses:
Interest expense, net	(44)	(45)
Other income, net	7	11
Income before income taxes	227	169
Income tax expense	(58)	(44)
Net income	169	125
Less: Net income attributable to noncontrolling interest	(3)	—
Net income attributable to Wabtec shareholders	$166	$125
The following table shows the major components of the change in sales in the three months ended June 30, 2022 from the three months ended June 30, 2021:

In millions	Freight Segment	Transit Segment	Total
Second Quarter 2021 Net Sales	$1,336	$676	$2,012
Acquisitions	5	1	6
Foreign Exchange	(16)	(60)	(76)
Organic	165	(59)	106
Second Quarter 2022 Net Sales	$1,490	$558	$2,048
Net sales
Net sales for the three months ended June 30, 2022 increased by $36 million, or 1.8%, to $2.05 billion compared to the same period in 2021. Freight Segment organic sales increased $165 million driven primarily by Services sales from higher locomotive modernizations and a decrease in locomotive parkings. In addition, Equipment sales increased due to higher international locomotive deliveries and higher mining equipment sales, and Components sales increased due to a higher railcar build and growth in industrial end-markets. Transit Segment organic sales decreased $59 million primarily due to supply chain issues caused by the COVID-19 pandemic and the prior year exit of low margin businesses and contracts in the United

Kingdom. Sales from acquisitions contributed $6 million and unfavorable exchange rates, primarily in the Transit Segment, decreased sales by $76 million.
Cost of sales
Cost of sales for the three months ended June 30, 2022 decreased by $29 million, or 2.0%, to $1.40 billion compared to the same period in 2021. Cost of sales as a percentage of sales was 68.5% and 71.2% for the three months ended June 30, 2022 and 2021, respectively, representing a 2.7 percentage point decrease. The decrease can be attributed to favorable product mix, increased pricing and strong productivity, partially offset by increased metals, transportation and labor costs. Cost of sales for the three months ended June 30, 2022 and 2021 included $2 million and $21 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization.
Operating expenses
Total operating expenses increased $4 million, or 1.1%, for the three months ended June 30, 2022 compared to the same period in 2021. Operating expenses as a percentage of sales was 18.6% and 18.7% for the three months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses ("SG&A") decreased $4 million due to lower restructuring and transaction costs, partially offset by higher employee compensation and benefit costs. Restructuring and transaction costs included in SG&A were $2 million and $9 million for the three months ended June 30, 2022 and 2021, respectively, and were primarily for headcount actions and footprint rationalization programs. Engineering expenses increased $8 million primarily due to investments in new technology. Amortization expense remained flat year over year.
Interest expense, net
Interest expense, net, decreased $1 million for the three months ended June 30, 2022 compared to the same period in 2021 from changes in outstanding balances and effective interest rates.
Other income, net
Other income, net, was $7 million of income for the three months ended June 30, 2022 compared to $11 million of income in the same period of 2021. The variance is primarily driven by foreign exchange losses in the current year compared to gains in the prior year.
Income taxes
The effective income tax rate was 25.5% and 25.8% for the three months ended June 30, 2022 and 2021, respectively. The decrease in the quarterly effective tax rate is primarily the result of a more favorable earnings mix for the period ended June 30, 2022.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2022	2021
Net sales:
Sales of goods	$1,031	$918
Sales of services	459	418
Total net sales	1,490	1,336
Cost of sales:
Cost of goods	(745)	(680)
Cost of services	(252)	(242)
Total cost of sales	(997)	(922)

Gross profit	493	414

Operating expenses	(260)	(241)

Income from operations ($)	$233	$173
Income from operations (% of net sales)	15.7%	13.0%
The following table shows the major components of the change in net sales for the Freight Segment in the second quarter of 2022 from the second quarter of 2021:

In millions
Second Quarter 2021 Net Sales	$1,336
Acquisitions	5
Foreign Exchange	(16)
Changes in Sales by Product Line:
Equipment	58
Components	17
Digital Electronics	1
Services	89
Second Quarter 2022 Net Sales	$1,490
Net sales
Freight Segment sales increased by $154 million or 11.5%, to $1.49 billion, compared to the same period in 2021. Services sales increased from higher locomotive modernizations and a decrease in locomotive parkings, Equipment sales increased due to higher international locomotive deliveries and higher mining equipment sales, and Components sales increased due to a higher railcar build and growth in industrial end-markets. Sales from acquisitions contributed $5 million and the effects of unfavorable foreign exchange rates decreased sales by $16 million.
Cost of sales
Freight Segment cost of sales for the three months ended June 30, 2022 increased by $75 million, or 8.1%, to $997 million, compared to the same period in 2021. The increase is primarily due to the increase in sales and increased metals, transportation and labor costs. Cost of sales as a percentage of sales was 66.9% and 69.0% for the three months ended June 30, 2022 and 2021, respectively, representing a 2.1 percentage point decrease which benefited from favorable product mix, increased pricing and strong productivity. Cost of sales for the three months ended June 30, 2022 includes $1 million, of restructuring costs, primarily for headcount actions. Cost of sales for the three months ended June 30, 2021 includes $4 million of restructuring and transaction costs, primarily for purchase price accounting for the step-up of Nordco inventory.

Operating expenses
Freight Segment operating expenses increased $19 million, or 7.9%, for the three months ended June 30, 2022 compared to the same period in 2021. SG&A increased $11 million due to higher employee compensation and benefit costs and incremental expense from acquisitions, partially offset by a decrease in restructuring and transaction costs. There were no restructuring and transaction costs included in SG&A for the three months ended June 30, 2022 compared to $3 million for the same period in 2021 primarily for headcount actions as part of the integration of GE Transportation. Engineering expenses increased $8 million primarily due to investments in new technology. Amortization expense remained flat year over year.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2022	2021
Net sales	$558	$676
Cost of sales	(406)	(510)
Gross profit	152	166

Operating expenses	(102)	(121)

Income from operations ($)	$50	$45
Income from operations (% of net sales)	9.0%	6.7%
The following table shows the major components of the change in net sales for the Transit Segment in the second quarter of 2022 from the second quarter of 2021:

In millions
Second Quarter 2021 Net Sales	$676
Acquisitions	1
Foreign Exchange	(60)
Changes in Sales by Product Line:
Original Equipment Manufacturing	(37)
Aftermarket	(22)
Second Quarter 2022 Net Sales	$558
Net sales
Transit Segment sales for the three months ended June 30, 2022 decreased by $118 million, or 17.5%, to $558 million compared to the same period in 2021. The effects of unfavorable foreign exchange rates decreased sales by $60 million. Sales of Original Equipment Manufacturing decreased due to supply chain issues caused by the COVID-19 pandemic while Aftermarket sales have decreased due to lower maintenance and overhauls driven by the prior year exit of low margin businesses and contracts in the United Kingdom. Additionally, a late second quarter manufacturing disruption caused by a cyber incident negatively impacted net sales by approximately 5%.
Cost of sales
Transit Segment cost of sales for the three months ended June 30, 2022 decreased by $104 million, or 20.3%, to $406 million compared to the same period in 2021. The decrease is primarily due to the decrease in sales discussed above. Cost of sales as a percentage of sales was 72.7% and 75.4% for the three months ended June 30, 2022 and 2021, respectively, representing a 2.7 percentage point decrease. This can be attributed to product mix, improved productivity, higher pricing, the exit of low margin business in the United Kingdom, and prior year structured cost actions taken through restructuring programs, partially offset by increased metals, transportation and labor costs. Cost of sales for the three months ended June 30, 2022 and 2021 includes $1 million and $17 million, respectively, of restructuring costs, primarily for footprint rationalization in the UK and headcount actions.
Operating expenses
Transit Segment operating expenses decreased $19 million, or 15.7%, for the three months ended June 30, 2022 compared to the same period in 2021. SG&A decreased $18 million for the three months ended June 30, 2022 compared to the same period in 2021 due to the decrease in sales and the effects of foreign exchange rates. SG&A for the three months ended June 30, 2022 and 2021 includes $2 million and $6 million of restructuring costs, respectively, primarily for footprint rationalization and related headcount actions. Additionally, engineering and amortization expenses remained consistent year over year.

FIRST SIX MONTHS OF 2022 COMPARED TO FIRST SIX MONTHS OF 2021
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Six Months Ended June 30,
In millions	2022	2021
Net sales:
Sales of goods	$3,089	$3,073
Sales of services	886	769
Total net sales	3,975	3,842
Cost of sales:
Cost of goods	(2,231)	(2,293)
Cost of services	(504)	(435)
Total cost of sales	(2,735)	(2,728)
Gross profit	1,240	1,114
Operating expenses:
Selling, general and administrative expenses	(497)	(497)
Engineering expenses	(95)	(80)
Amortization expense	(145)	(142)
Total operating expenses	(737)	(719)
Income from operations	503	395
Other income and expenses:
Interest expense, net	(87)	(93)
Other income, net	11	25
Income before income taxes	427	327
Income tax expense	(108)	(87)
Net income	319	240
Less: Net income attributable to noncontrolling interest	(4)	(3)
Net income attributable to Wabtec shareholders	$315	$237
The following table shows the major components of the change in sales in the six months ended June 30, 2022 from the six months ended June 30, 2021:

In millions	Freight Segment	Transit Segment	Total
First Six Months of 2021 Net Sales	$2,519	$1,323	$3,842
Acquisitions	44	2	46
Foreign Exchange	(20)	(93)	(113)
Organic	269	(69)	200
First Six Months of 2022 Net Sales	$2,812	$1,163	$3,975
Net sales
Net sales for the six months ended June 30, 2022 increased by $133 million, or 3.5%, to $3.98 billion compared to the same period in 2021. Freight Segment organic sales increased $269 million driven primarily by Services sales from higher locomotive modernizations and a decrease in locomotive parkings. In addition, Equipment sales increased due to higher volumes for mining equipment and Components sales increased due to a higher railcar build, lower railcar parkings and growth in industrial end-markets. Transit Segment organic sales decreased $69 million primarily due to supply chain issues caused by the COVID-19 pandemic and the prior year exit of low margin businesses and contracts in the United Kingdom. Sales from acquisitions contributed $46 million, primarily in the Freight Segment and unfavorable exchange rates, primarily in the Transit Segment, decreased sales by $113 million.
Cost of sales
Cost of sales for the six months ended June 30, 2022 increased by $7 million, or 0.3%, to $2.74 billion compared to the same period in 2021. The increase is primarily due to the increase in sales and increased metals, labor and transportation costs, partially offset due to favorable product mix between operating segments and product lines. Cost of sales as a percentage of sales was 68.8% and 71.0% for the six months ended June 30, 2022 and 2021, respectively, representing a 2.2 percentage point decrease. The decrease as a percentage of sales can be attributed to favorable product mix, higher pricing and strong productivity, partially offset by higher sales and the increase in the costs described above. Cost of sales for the six months ended June 30, 2022 and 2021 included $7 million and $25 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization.
Operating expenses
Total operating expenses increased $18 million, or 2.5%, for the six months ended June 30, 2022 compared to the same period in 2021. Operating expenses as a percentage of sales was 18.5% and 18.7% for the six months ended June 30, 2022 and 2021, respectively. SG&A remained flat from lower restructuring and transaction costs, offset by higher compensation costs, higher technology costs and incremental expense for acquisitions primarily Nordco. Restructuring and transaction costs included in SG&A were $4 million and $20 million for the six months ended June 30, 2022 and 2021, respectively, and were primarily for headcount actions and footprint rationalization programs. Engineering expenses increased $15 million primarily due to investments in new technology and incremental expense from acquisitions. Amortization expense increased $3 million primarily due to the acquisition of Nordco.
Interest expense, net
Interest expense, net, decreased $6 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily attributable to lower effective interest rates.
Other income, net
Other income, net, was $11 million of income for the six months ended June 30, 2022 compared to $25 million of income in the same period of 2021 primarily driven by lower foreign exchange gains in the current year.
Income taxes
The effective income tax rate was 25.3% and 26.6% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate is primarily the result of a more favorable earnings mix for the six months ended June 30, 2022.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2022	2021
Net sales:
Sales of goods	$1,935	$1,763
Sales of services	877	756
Total net sales	2,812	2,519
Cost of sales:
Cost of goods	(1,398)	(1,323)
Cost of services	(497)	(426)
Total cost of sales	(1,895)	(1,749)

Gross profit	917	770

Operating expenses	(495)	(455)

Income from operations ($)	$422	$315
Income from operations (% of net sales)	15.0%	12.5%
The following table shows the major components of the change in net sales for the Freight Segment in the first six months of 2022 from the first six months of 2021:

In millions
First Six Months of 2021 Net Sales	$2,519
Acquisitions	44
Foreign Exchange	(20)
Changes in Sales by Product Line:
Equipment	71
Components	47
Digital Electronics	(2)
Services	153
First Six Months of 2022 Net Sales	$2,812
Net sales
Freight Segment sales increased by $293 million or 11.6%, to $2.81 billion, compared to the same period in 2021. Services sales increased from higher locomotive modernizations and a decrease in locomotive parkings, Equipment sales increased due to higher volumes for mining equipment, and Components sales increased due to a higher railcar build and lower railcar parkings. Sales from acquisitions, primarily Nordco, contributed $44 million and the effects of unfavorable foreign exchange rates decreased sales by $20 million.
Cost of sales
Freight Segment cost of sales for the six months ended June 30, 2022 increased by $146 million, or 8.3%, to $1.90 billion, compared to the same period in 2021. The increase is primarily due to the increase in sales and increased metals, transportation and labor costs. Cost of sales as a percentage of sales was 67.4% and 69.4% for the six months ended June 30, 2022 and 2021, respectively, representing a 2.0 percentage point decrease which benefited from favorable product mix, increased pricing, improved productivity and synergy savings. Cost of sales for the six months ended June 30, 2022 and 2021 includes $3 million and $5 million, respectively, of restructuring and transaction costs, primarily for headcount actions. The six months ended June 30, 2021 also included amounts related to purchase price accounting for the step-up of Nordco inventory.

Operating expenses
Freight Segment operating expenses increased $40 million, or 8.8%, for the six months ended June 30, 2022 compared to the same period in 2021. SG&A increased $21 million primarily due to higher employee compensation and benefit costs, incremental expense from acquisitions and higher technology costs, partially offset by a decrease in restructuring and transaction costs. There were no restructuring and transaction costs included in SG&A for the six months ended June 30, 2022 compared to $9 million for the same period in 2021 primarily for headcount actions as part of the integration of GE Transportation. Engineering expenses increased $16 million primarily due to investments in new technology and incremental expense from acquisitions. Amortization expense increased $3 million due to the acquisitions, primarily Nordco.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2022	2021
Net sales	$1,163	$1,323
Cost of sales	(840)	(979)
Gross profit	323	344

Operating expenses	(208)	(229)

Income from operations ($)	$115	$115
Income from operations (% of net sales)	9.9%	8.7%
The following table shows the major components of the change in net sales for the Transit Segment in the first six months of 2022 from the first six months of 2021:

In millions
First Six Months of 2021 Net Sales	$1,323
Acquisitions	2
Foreign Exchange	(93)
Changes in Sales by Product Line:
Original Equipment Manufacturing	(21)
Aftermarket	(48)
First Six Months of 2022 Net Sales	$1,163
Net sales
Transit Segment sales for the six months ended June 30, 2022 decreased by $160 million, or 12.1%, to $1.16 billion compared to the same period in 2021, with foreign exchange rates being the primary driver of the decrease. Sales of Original Equipment Manufacturing decreased due to supply chain issues caused by the COVID-19 pandemic partially offset by higher demand and an increase in government transportation spending. Aftermarket sales decreased from lower maintenance and overhaul driven by the prior year exit of low margin businesses and contracts in the United Kingdom, as well as supply chain issues caused by the COVID-19 pandemic. Additionally, both Original Equipment Manufacturing and Aftermarket sales were impacted by a late second quarter manufacturing disruption caused by a cyber incident.
Cost of sales
Transit Segment cost of sales for the six months ended June 30, 2022 decreased by $139 million, or 14.2%, to $840 million compared to the same period in 2021. The decrease is primarily due to the decrease in sales discussed above and decreased restructuring costs. Cost of sales as a percentage of sales was 72.2% and 74.0% for the six months ended June 30, 2022 and 2021, respectively, representing a 1.8 percentage point decrease. This can be attributed to improved productivity, higher pricing, the exit of low margin business in the United Kingdom, and prior year structured cost actions taken through restructuring programs, partially offset by increased metals, transportation and labor costs. Cost of sales for the six months ended June 30, 2022 and 2021 included $4 million and $20 million, respectively, of restructuring costs, primarily for headcount actions in Europe and footprint rationalization in the UK.
Operating expenses
Transit Segment operating expenses decreased $21 million, or 9.2%, for the six months ended June 30, 2022 compared to the same period in 2021. SG&A decreased $18 million due to the decrease in sales, the effects of foreign exchange rates and decreased restructuring cost. SG&A for the six months ended June 30, 2022 and 2021 included $3 million and $7 million, respectively, of restructuring costs, primarily for headcount actions in Europe. Additionally, engineering and amortization expenses remained consistent year over year.

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

	Six Months Ended June 30,
In millions	2022	2021
Cash provided by (used for):
Operating activities	$424	$515
Investing activities	$(117)	$(452)
Financing activities	$(256)	$(213)
Operating activities In the first six months of 2022, cash provided by operating activities was $424 million compared to $515 million in the first six months of 2021. Significant changes to the sources and (uses) of cash for the six month periods include the following:
•$64 million attributable to higher Net income and other changes in the related statements of income;
•$(87) million from net changes in working capital primarily driven by: $74 million related to changes in receivables due to timing and volume of sales and the net change in the Revolving Receivables Program, $(264) million unfavorable change in inventory primarily from proactive inventory build-ups ahead of expected growth and in response to supply chain challenges, and $103 million in accounts payable, primarily due to the timing of payments to suppliers; and,
•$(84) million from higher employee related benefit payments, inclusive of payments related to severance accruals, and $39 million from changes in the timing of customer deposits.
Investing activities In the first six months of 2022 and 2021, cash used for investing activities was $(117) million and $(452) million, respectively. The major components of the cash outflow in 2022 were $(50) million in additions to property, plant and equipment for investments in our facilities and manufacturing processes and $(69) million for strategic acquisitions. This compares to $(55) million in additions to property, plant, and equipment and $(405) million in net cash paid for acquisitions in the first six months of 2021. Additional information with respect to acquisitions is included in Note 3 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.
Financing activities In the first six months of 2022, cash used for financing activities was $(256) million which included $3,416 million in proceeds from debt, $(3,216) million in repayments of debt, $(399) million in stock repurchases, and $(55) million of dividend payments. In the first six months of 2021, cash provided by financing activities was $(213) million, which included $3,008 million in proceeds from debt, $(3,170) million in repayments of debt, $(1) million in stock repurchases and $(46) million of dividend payments.
During the second quarter of 2022, the Company redeemed $25 million of principal from the 2024 Notes plus a premium and the related accrued interest.
As of June 30, 2022, the Company held approximately $501 million of cash and cash equivalents. Of the $501 million, approximately $5 million was held within the United States and approximately $496 million was held outside of the United States, primarily in India, Europe, China, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts.
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
Revolving Receivables Program
The Company utilizes a revolving agreement to transfer up to $200 million of certain receivables to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we transfer additional receivables into the program, which resulted in our gross receivables sold exceeding collections reinvested for the periods presented. Net cash proceeds from the revolving receivables program were $180 million and $82 million for the six months ended June 30, 2022 and 2021, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2022
Net sales	$2,219
Gross profit	$499
Net income attributable to Wabtec shareholders	$118
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	June 30, 2022	December 31, 2021
Current assets	$1,161	$1,057
Noncurrent assets	$2,402	$2,344
Current liabilities	$1,450	$1,414
Long-term debt	$3,677	$3,483
Other non-current liabilities	$613	$592

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2022
Net sales to non-guarantor subsidiaries	$395
Purchases from non-guarantor subsidiaries	$704

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	June 30, 2022
Amount due from/(to) non-guarantor subsidiaries	$(7,192)

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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Six Months Ended June 30, 2022
Net sales	$202
Gross profit	$26
Net income attributable to Wabtec shareholders	$(176)
Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	June 30, 2022	December 31, 2021
Current assets	$154	$217
Noncurrent assets	$764	$770
Current liabilities	$407	$479
Long-term debt	$4,193	$4,044
Other non-current liabilities	$206	$207

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Six Months Ended June 30, 2022
Net sales to non-guarantor subsidiaries	$14
Purchases from non-guarantor subsidiaries	$41

Unaudited
Issuer and Guarantor
In millions	June 30, 2022
Amount due from/(to) non-guarantor subsidiaries	$(8,344)
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
•the development and use of new technology; or
•cybersecurity and data protection risks;
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
Critical Accounting Estimates
A summary of critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, business combinations, warranty reserves, stock-based compensation, income taxes, and revenue recognition. There have been no significant changes in the related accounting policies since December 31, 2021.
Contractual Obligations
During the second quarter of 2022, the Company redeemed $25 million of principal from the 2024 Notes plus a premium and the related accrued interest. As a result, as of June 30, 2022, contractual obligations related to the repayment of Long-term debt for 2023-2024 were reduced from $1,012 million to $987 million.

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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2022. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2022:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2022	380,167	$91.44	380,167	$465
May 2022	391,100	$88.49	391,100	$430
June 2022	377,600	$89.18	377,600	$396
Total quarter ended June 30, 2022	1,148,867	$89.69	1,148,867	$396
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

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

10.1	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan as amended and restated, as of March 31, 2022*

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	August 5, 2022