Form 10-Q
period 2022-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2022-11-01
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 27, 2022, there were 181,867,864 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2022
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	September 30, 2022	December 31, 2021
Assets
Assets
Cash and cash equivalents	$514	$473
Accounts receivable	1,004	1,085
Unbilled accounts receivable	458	392
Inventories	2,023	1,689
Other current assets	200	193
Total current assets	4,199	3,832
Property, plant and equipment, net	1,402	1,497
Goodwill	8,361	8,587
Other intangible assets, net	3,410	3,705
Other noncurrent assets	890	833
Total noncurrent assets	14,063	14,622
Total Assets	$18,262	$18,454
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,206	$1,012
Customer deposits	691	629
Accrued compensation	278	335
Accrued warranty	208	228
Current portion of long-term debt	251	2
Other accrued liabilities	694	704
Total current liabilities	3,328	2,910
Long-term debt	3,824	4,056
Accrued postretirement and pension benefits	63	77
Deferred income taxes	287	288
Contingent consideration	143	141
Other long-term liabilities	692	743
Total Liabilities	8,337	8,215
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued: 181.9 and 185.8 outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	7,937	7,916
Treasury stock, at cost, 45.0 and 41.1 shares, at September 30, 2022 and December 31, 2021, respectively	(1,697)	(1,306)
Retained earnings	4,447	4,055
Accumulated other comprehensive loss	(808)	(466)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	9,881	10,201
Noncontrolling interest	44	38
Total Equity	9,925	10,239
Total Liabilities and Equity	$18,262	$18,454
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2022	2021	2022	2021

Net sales:
Sales of goods	$1,625	$1,489	$4,714	$4,562
Sales of services	456	418	1,342	1,187
Total net sales	2,081	1,907	6,056	5,749
Cost of sales:
Cost of goods	(1,200)	(1,075)	(3,431)	(3,368)
Cost of services	(233)	(229)	(737)	(664)
Total cost of sales	(1,433)	(1,304)	(4,168)	(4,032)
Gross profit	648	603	1,888	1,717
Operating expenses:
Selling, general and administrative expenses	(260)	(269)	(757)	(766)
Engineering expenses	(54)	(44)	(149)	(124)
Amortization expense	(73)	(73)	(218)	(215)
Total operating expenses	(387)	(386)	(1,124)	(1,105)
Income from operations	261	217	764	612
Other income and expenses:
Interest expense, net	(48)	(42)	(135)	(135)
Other income, net	4	—	15	25
Income before income taxes	217	175	644	502
Income tax expense	(54)	(43)	(162)	(130)
Net income	163	132	482	372
Less: Net income attributable to noncontrolling interest	(3)	(1)	(7)	(4)
Net income attributable to Wabtec shareholders	$160	$131	$475	$368

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.88	$0.69	$2.60	$1.95
Diluted
Net income attributable to Wabtec shareholders	$0.88	$0.69	$2.59	$1.95

Weighted average shares outstanding
Basic	181.3	187.6	182.6	188.2
Diluted	181.9	188.0	183.1	188.6

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021

Net income attributable to Wabtec shareholders	$160	$131	$475	$368
Foreign currency translation loss	(170)	(60)	(352)	(88)
Unrealized gain (loss) on derivative contracts	—	—	3	(8)
Unrealized gain on pension benefit plans and post-retirement benefit plans	6	4	11	—
Other comprehensive loss before tax	(164)	(56)	(338)	(96)
Income tax (expense) benefit related to components of other comprehensive loss	(3)	(1)	(4)	2
Other comprehensive loss, net of tax	(167)	(57)	(342)	(94)
Comprehensive (loss) income attributable to Wabtec shareholders	$(7)	$74	$133	$274

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In millions	2022	2021

Operating Activities
Net income	$482	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	368
Stock-based compensation expense	30	34
Below market intangible amortization	(39)	(36)
Net loss on disposal of property, plant and equipment	5	7
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(39)	35
Inventories	(401)	(32)
Accounts payable	232	41
Accrued income taxes	43	29
Accrued liabilities and customer deposits	37	(11)
Other assets and liabilities	(81)	(48)
Net cash provided by operating activities	628	759
Investing Activities
Purchase of property, plant and equipment	(82)	(78)
Acquisitions of businesses, net of cash acquired	(69)	(405)
Proceeds from disposal of property, plant and equipment	2	8
Net cash used for investing activities	(149)	(475)
Financing Activities
Proceeds from debt, net of issuance costs	4,567	4,329
Payments of debt	(4,474)	(4,491)
Repurchase of stock	(400)	(200)
Cash dividends	(83)	(69)
Other financing activities	(5)	(2)
Net cash used for financing activities	(395)	(433)
Effect of changes in currency exchange rates	(43)	6
Increase (decrease) in cash	41	(143)
Cash and cash equivalents, beginning of period	473	599
Cash and cash equivalents, end of period	$514	$456

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2021	226.9	$2	$7,916	(41.1)	$(1,306)	$4,055	$(466)	$38	$10,239
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(28)	—	—	(28)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(9)	0.2	5	—	—	—	(4)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	149	—	1	150
Other comprehensive income, net of tax	—	—	—	—	—	—	17	—	17
Stock repurchase	—	—	—	(3.1)	(296)	—	—	—	(296)
Balance, March 31, 2022	226.9	$2	$7,917	(44.0)	$(1,597)	$4,176	$(449)	$39	$10,088
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(27)	—	—	(27)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(1)	0.1	4	—	—	—	3
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	166	—	3	169
Other comprehensive loss, net of tax	—	—	—	—	—	—	(192)	—	(192)
Stock repurchase	—	—	—	(1.1)	(103)	—	—	—	(103)
Balance, June 30, 2022	226.9	$2	$7,926	(45.0)	$(1,696)	$4,314	$(641)	$42	$9,947
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(28)	—		(28)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	1	—	—	—	—	—	1
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	160	—	3	163
Other comprehensive loss, net of tax	—	—	—	—	—	—	(167)	—	(167)
Stock repurchase	—	—	—	—	(1)	—	—	—	(1)
Balance, September 30, 2022	226.9	$2	$7,937	(45.0)	$(1,697)	$4,447	$(808)	$44	$9,925

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions, except per share data	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2020	226.9	$2	$7,881	(38.0)	$(1,010)	$3,589	$(339)	$30	$10,153
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23)	—	—	(23)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(6)	—	—	—	—	—	(6)
Stock based compensation	—	—	9	—	—	—	—	—	9
Net income	—	—	—	—	—	112	—	3	115
Other comprehensive loss, net of tax	—	—	—	—	—	—	(70)	—	(70)
Stock repurchase	—	—	—	—	(1)	—	—	—	(1)
Balance, March 31, 2021	226.9	$2	$7,884	(38.0)	$(1,011)	$3,678	$(409)	$33	$10,177
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23)	—	—	(23)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(1)	0.1	2	—	—	—	1
Stock based compensation	—	—	14	—	—	—	—	—	14
Net income	—	—	—	—	—	125	—	—	125
Other comprehensive income, net of tax	—	—	—	—	—	—	33	—	33
Balance, June 30, 2021	226.9	$2	$7,897	(37.9)	$(1,009)	$3,780	$(376)	$33	$10,327
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23)	—	—	(23)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	1	0.1	2	—	—	—	3
Stock based compensation	—	—	8	—	—	—	—	—	8
Net income	—	—	—	—	—	131	—	1	132
Other comprehensive loss, net of tax	—	—	—	—	—	—	(57)	—	(57)
Stock repurchase	—	—	—	(2.3)	(199)	—	—	—	(199)
Balance, September 30, 2021	226.9	$2	$7,906	(40.1)	$(1,206)	$3,888	$(433)	$34	$10,191

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2022, approximately 55% of the Company’s net sales came from customers outside the United States.

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
For the year ended December 31, 2021, Wabtec had earnings of approximately $40 million attributable to customers in Russia, while earnings from customers in Ukraine and Belarus were not significant. As of September 30, 2022, Wabtec had approximately $16 million of assets related to Russian operations, which were primarily cash and inventory. Assets related to Ukraine and Belarus operations are not significant.
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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of September 30, 2022, the Company's remaining performance obligations were approximately $22.2 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program The Company utilizes a revolving facility to sell certain receivables of the Company and certain of its subsidiaries (the "Originators"). The Originators contribute receivables to our bankruptcy-remote subsidiary, which sells the receivables to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. During the third quarter of 2022, the Company amended its revolving receivables facility to increase the amount of certain receivables that can be sold to such financial institution from $200 million to up to $350 million. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. As customers pay their balances, we transfer additional receivables into the program, which results in our gross receivables sold exceeding collections reinvested for any applicable period. The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary, which holds additional receivables that are pledged as collateral under this facility. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. Neither the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
At September 30, 2022 and 2021 the bankruptcy-remote subsidiary held receivables of $634 million and $285 million, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at September 30, 2022 or 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding.
The following table sets forth a summary of receivables sold:

In millions	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Gross receivables sold/cash proceeds received	$1,281	$959
Collections reinvested under revolving receivables agreement	(1,076)	(875)
Net cash proceeds received	$205	$84
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
Accounting Standards Recently Issued In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Obligations. The amendments in this update outline specific quantitative and qualitative disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods or services. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update will be effective for Wabtec's reporting periods beginning January 1, 2023 and will require increased interim and annual disclosures be provided on current and comparable reporting periods presented in annual and interim company filings.
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
Accumulated Other Comprehensive Loss Comprehensive income (loss) comprises both net income and Other comprehensive (loss) income resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended September 30, 2022 and 2021 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Balance at June 30	$(578)	$(288)	$(2)	$(3)	$(61)	$(85)	$(641)	$(376)
Other comprehensive (loss) income, net	(170)	(60)	—	—	3	3	(167)	(57)
Balance at September 30	$(748)	$(348)	$(2)	$(3)	$(58)	$(82)	$(808)	$(433)
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the nine months ended September 30, 2022 and 2021 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Balance at beginning of year	$(396)	$(260)	$(5)	$3	$(65)	$(82)	$(466)	$(339)
Other comprehensive (loss) income before reclassifications	(352)	(88)	3	(6)	6	(2)	(343)	(96)
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	1	2	1	2
Other comprehensive (loss) income, net	(352)	(88)	3	(6)	7	—	(342)	(94)
Balance at September 30	$(748)	$(348)	$(2)	$(3)	$(58)	$(82)	$(808)	$(433)
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

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	September 30, 2022	December 31, 2021
Raw materials	$856	$757
Work-in-progress	534	316
Finished goods	633	616
Total inventories	$2,023	$1,689

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2021	$7,073	$1,514	$8,587
Additions/adjustments	24	(2)	22
Foreign currency impact	(40)	(208)	(248)
Balance at September 30, 2022	$7,057	$1,304	$8,361
As of September 30, 2022 and December 31, 2021, the Company’s trade names had a net carrying amount of $568 million and $635 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	September 30, 2022	December 31, 2021
Backlog, net of accumulated amortization of $391 and $309	$1,035	$1,114
Customer relationships, net of accumulated amortization of $359 and $331	904	979
Acquired technology, net of accumulated amortization of $412 and $334	903	977
Total	$2,842	$3,070
At September 30, 2022 the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 10 years, 16 years and 9 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation in 2019. Amortization expense for intangible assets was $73 million and $218 million for the three and nine months ended September 30, 2022, respectively, and $73 million and $215 million for the three and nine months ended September 30, 2021, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2022	$73
2023	$291
2024	$282
2025	$265
2026	$261

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the consolidated balance sheets. Noncurrent contract assets were $198 million at September 30, 2022 and $153 million at December 31, 2021. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the consolidated balance sheets. Noncurrent contract liabilities were $79 million at September 30, 2022 and $88 million at December 31, 2021. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $110 million and $107 million at September 30, 2022 and December 31, 2021, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheets.
The change in the carrying amount of contract assets and contract liabilities for the nine months ended September 30, 2022 and 2021 is as follows:

	Contract Assets
In millions	2022	2021
Balance at beginning of year	$545	$544
Acquisitions	28	—
Recognized in current year	463	442
Reclassified to accounts receivable	(344)	(424)
Foreign currency impact	(36)	(6)
Balance at September 30	$656	$556

	Contract Liabilities
In millions	2022	2021
Balance at beginning of year	$824	$832
Acquisitions	12	2
Recognized in current year	768	477
Amounts in beginning balance reclassified to revenue	(348)	(387)
Current year amounts reclassified to revenue	(343)	(154)
Foreign currency impact	(33)	(10)
Balance at September 30	$880	$760
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
Operating lease expense was $15 million and $44 million for the three and nine months ended September 30, 2022, respectively, and $16 million and $44 million for the three and nine months ended September 30, 2021, respectively. New operating leases of $34 million and $58 million were added during the three and nine months ended September 30, 2022, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. The Company has established discount rates by geographic region ranging from 1% to 9%.

Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2022	$14
2023	56
2024	50
2025	43
2026	36
Thereafter	139
Total lease payments	338
Less: Present value discount	(26)
Present value of lease liabilities	$312
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.4	8.2
Weighted-average discount rate	2.3%	2.3%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	September 30, 2022		December 31, 2021
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
Restated Credit Agreement:
Revolving Credit Facility	4.8%	$122	$118	$122	$—	$—
Senior Notes:
4.375% Senior Notes, due 2023	4.5%	$250	250	248	250	260
4.15% Senior Notes, due 2024	4.6%	$725	723	713	747	796
3.20% Senior Notes, due 2025	3.4%	$500	497	468	497	523
3.45% Senior Notes, due 2026	3.5%	$750	749	680	749	795
1.25% Senior Notes (EUR), due 2027	1.5%	€500	484	396	560	574
4.70% Senior Notes, due 2028	5.0%	$1,250	1,244	1,161	1,243	1,423
Other Borrowings			10	10	12	12
Total			4,075	3,798	4,058	4,383
Less: current portion			251	249	2	2
Long-term portion			$3,824	$3,549	$4,056	$4,381
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of September 30, 2022 and December 31, 2021, the Company had total combined unamortized discount and debt issuance costs of $22 million and $23 million, respectively.
Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (“Original Credit Agreement”) consisting of (i) term loans denominated in euros and U.S. dollars and (ii) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $1.2 billion. On August 15, 2022, the Company entered into a new unsecured credit agreement ("Restated

Credit Agreement"), which amended, restated and replaced the Original Credit Agreement. The Restated Credit Agreement is with a syndicate of lenders and provides for borrowings consisting of (i) a multi-currency revolving credit facility, providing for an equivalent in U.S. dollars of up to $1.5 billion (the “Revolving Credit Facility”) and (ii) a new $250 million delayed draw term loan facility (the “Delayed Draw Term Loan”), all pursuant to the terms and conditions of the Restated Credit Agreement (which are substantially similar with the terms of the Original Credit Agreement). The Restated Credit Agreement allows the Company to request, at prevailing market rates, an aggregate amount not to exceed $750 million, (a) increases to the borrowing commitments under the Revolving Credit Facility and/or (b) new incremental term loan commitments. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
The Revolving Credit Facility matures on August 15, 2027. The Delayed Draw Term Loan is available for borrowings until February 15, 2024 and any borrowings under the Delayed Draw Term Loan will mature on August 15, 2027. Amounts borrowed and repaid under the Delayed Draw Term Loan may not be reborrowed. The applicable interest rate for borrowings under the Restated Credit Agreement includes a base rate plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public rating. Obligations under the Restated Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
Under the Restated Credit Agreement, the Company has agreed to maintain an Interest Coverage Ratio of at least 3.0 to 1.0, and a Leverage Ratio not to exceed 3.5 to 1.0. The Interest Coverage Ratio is defined as EBITDA (earnings before interest, taxes, depreciation, and amortization) to Interest Expense for the four quarters then ended. The Leverage Ratio is defined as Net Debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended. Additionally, the Company may submit a request for an increased maximum Leverage Ratio in contemplation of a Material Acquisition. All terms are as defined in the Restated Credit Agreement.
The Company was in compliance with all financial covenants in the Restated Credit Agreement as of September 30, 2022.
The following table presents availability under the Restated Credit Agreement at September 30, 2022:

In millions
Maximum Revolving Credit Facility Availability	$1,500
Delayed Draw Term Loan	250
Outstanding Borrowings	(122)
Letters of Credit Under Credit Agreement	(3)
Current Availability	$1,625
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

9. STOCK-BASED COMPENSATION
As of September 30, 2022, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030, and as of September 30, 2022 the number of shares available for future grants under the 2011 Plan was approximately 5.3 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $12 million and $35 million for the three and nine months ended September 30, 2022, respectively, and $10 million and $34 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $57 million.
Stock Options Stock options are granted to eligible employees at an exercise price equivalent to the stock's fair market value, which is the average of the high and low Wabtec stock price on the date of grant. New options granted become exercisable over a three-year vesting period. Options expire 10 years from the date of grant. No stock options were granted during the nine months ended September 30, 2022.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2021	531,915	$75.40	6.5	$9
Exercised	(55,944)	$74.64
Canceled	(21,052)	$74.59
Outstanding at September 30, 2022	454,919	$75.53	5.8	$3
Exercisable at September 30, 2022	347,995	$74.44	5.6	$3

Restricted Stock, Restricted Units and Incentive Stock As provided for under the 2011 Plan and 2000 Plan, eligible employees are granted restricted stock that generally vests over three years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2022, the Company estimates that it will achieve 135%, 120% and 106% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2022, 2023, and 2024, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease resulting in recognition in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and incentive stock units' activity for the nine months ended September 30, 2022:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	507,698	607,101	$78.06
Granted	449,076	176,657	$91.16
Vested	(213,043)	(43,039)	$74.98
Adjustment for incentive stock awards expected to vest	—	26,222	$84.10
Canceled	(37,548)	(38,313)	$75.69
Outstanding at September 30, 2022	706,183	728,628	$84.56

10. INCOME TAXES
The overall effective tax rate of 24.7% and 25.1% for the three and nine months ended September 30, 2022, respectively, differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state and foreign taxes.
11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2022	2021	2022	2021
Numerator
Net income attributable to Wabtec shareholders	$160	$131	$475	$368
Denominator
Weighted average shares outstanding - basic	181.3	187.6	182.6	188.2
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.6	0.4	0.5	0.4
Weighted average shares outstanding - diluted	181.9	188.0	183.1	188.6
Net income attributable to Wabtec shareholders per common share
Basic	$0.88	$0.69	$2.60	$1.95
Diluted	$0.88	$0.69	$2.59	$1.95
Approximately 0.1 million outstanding shares of stock options for the three and nine months ended September 30, 2021 were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company's common stock.

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the nine months ended September 30, 2022 and 2021:

In millions	2022	2021
Balance at beginning of year	$259	$279
Acquisitions	3	2
Warranty expense	55	85
Warranty claim payments	(65)	(85)
Foreign currency impact/other	(16)	(9)
Balance at September 30	$236	$272

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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2022 and December 31, 2021. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds, insurance contracts, and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At September 30, 2022 and December 31, 2021, $110 million was classified as "Other accrued liabilities" on the Company's Consolidated Balance Sheets and $143 million and $141 million, respectively, was included within long-term liabilities classified as "Contingent consideration" on the Company's Consolidated Balance Sheets. The fair value approximates the carrying value at September 30, 2022 and December 31, 2021.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three and nine months ended September 30, 2022 and 2021, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net loss related to these contracts was $3 million and $11 million for the three and nine months ended September 30, 2022, respectively, and a net loss of $3 million for the nine months ended September 30, 2021. These contracts typically mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of September 30, 2022, which are included in "Other current assets" and "Other accrued liabilities" on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$4	$—	$458	$234
Other current liabilities	2	(2)	—	539	—
Cross-currency Swaps
Other current liabilities	2	—	—	12	—
Total		$2	$—	$1,009	$234
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
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the nine months ended September 30, 2022 and 2021 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the nine months ended September 30, 2022 and 2021 the amounts recognized as income or expense were not material.

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

Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail has successfully completed a remediation plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $37 million through July 31, 2017 and were continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. DTC has not updated its claim notices or alleged damages against Xorail, nor have they filed any formal claim against Xorail. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail. DTC's claim against RTD proceeded to trial on September 21, 2020; the trial has been completed, including post-trial submissions.
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
Segment financial information for the three months ended September 30, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,531	$550	$—	$2,081
Intersegment sales/(elimination)	13	7	(20)	—
Total sales	$1,544	$557	$(20)	$2,081
Income (loss) from operations	$233	$53	$(25)	$261
Interest expense and other, net	—	—	(44)	(44)
Income (loss) before income taxes	$233	$53	$(69)	$217

Segment financial information for the three months ended September 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,295	$612	$—	$1,907
Intersegment sales/(elimination)	12	8	(20)	—
Total sales	$1,307	$620	$(20)	$1,907
Income (loss) from operations	$195	$44	$(22)	$217
Interest expense and other, net	—	—	(42)	(42)
Income (loss) before income taxes	$195	$44	$(64)	$175
Segment financial information for the nine months ended September 30, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$4,343	$1,713	$—	$6,056
Intersegment sales/(elimination)	38	24	(62)	—
Total sales	$4,381	$1,737	$(62)	$6,056
Income (loss) from operations	$655	$168	$(59)	$764
Interest expense and other, net	—	—	(120)	(120)
Income (loss) before income taxes	$655	$168	$(179)	$644
Segment financial information for the nine months ended September 30, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,814	$1,935	$—	$5,749
Intersegment sales/(elimination)	37	25	(62)	—
Total sales	$3,851	$1,960	$(62)	$5,749
Income (loss) from operations	$510	$159	$(57)	$612
Interest expense and other, net	—	—	(110)	(110)
Income (loss) before income taxes	$510	$159	$(167)	$502
Sales to external customers by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Freight Segment
Services	$669	$583	$2,046	$1,767
Equipment	443	335	1,098	925
Components	232	222	695	649
Digital Electronics	187	155	504	473
Total Freight Segment	$1,531	$1,295	$4,343	$3,814

Transit Segment
Original Equipment Manufacturer	$264	$287	$815	$894
Aftermarket	286	325	898	1,041
Total Transit Segment	$550	$612	$1,713	$1,935

16. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Foreign currency (loss) gain	$(6)	$(4)	$(5)	$7
Equity income	6	4	13	11
Expected return on pension assets/amortization	2	2	7	7
Other miscellaneous income (expense), net	2	(2)	—	—
Total Other income, net	$4	$—	$15	$25

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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2022, approximately 55% of the Company’s net sales came from customers outside the United States.
Business Update
The unfavorable global economic conditions driven by the impacts of the COVID-19 pandemic and supply chain disruptions, and further intensified by the Russian invasion of Ukraine, continue to have an adverse impact on our operations and business results. Impacts for the three and nine months ended September 30, 2022 and 2021, are discussed in more detail in the Results of Operations section below. Supply chain disruptions and labor availability have caused component, raw material and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of diesel, metals and other commodity costs, transportation and logistics costs, and labor costs all continue to impact our results.
The Russian invasion of Ukraine and the resultant sanctions related to Russia and Belarus have further impacted our supply and distribution channels and caused significant price inflation which had, and are expected to continue to have, adverse effects on Wabtec’s business results. For the year ended December 31, 2021, Wabtec had earnings of approximately $40 million attributable to customers in Russia, while earnings from customers in Ukraine and Belarus were not significant. As of September 30, 2022, Wabtec had approximately $16 million of assets related to Russian operations, which were primarily cash and inventory. Management has determined, based on information currently available, that these assets are expected to be recoverable and therefore no impairment was recorded during the first nine months of 2022. This will continue to be monitored and may result in a future impairment charge based on changes in the situation. Management determined that inventory related to operations in Ukraine were not expected to be recoverable and were written off resulting in an insignificant charge during the first quarter of 2022. Remaining assets related to Ukraine and those in Belarus were not significant.
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
Based on the Company's assessment to date and on the information currently known, the incident has not had a significant financial impact and the Company does not believe the incident will have a material impact on its business, operations or financial results. The Company maintains cyber insurance, subject to certain deductibles and policy limitations typical for its size and industry.

Integration 2.0
During the first quarter of 2022, Wabtec announced a three-year strategic review expected to target incremental run rate synergies estimated to be between $75 million and $90 million by 2025. The scope of the review will include consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement, including the source-to-pay process. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges in the future to execute on decisions resulting from the review, currently estimated to be approximately $135 million to $165 million. The estimate could change based on the specific programs approved or changes to the scope of the review. No significant programs related to Integration 2.0 were initiated during the nine months ended September 30, 2022.

RESULTS OF OPERATIONS
Consolidated Results
THIRD QUARTER 2022 COMPARED TO THIRD QUARTER 2021
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,
In millions	2022	2021
Net sales:
Sales of goods	$1,625	$1,489
Sales of services	456	418
Total net sales	2,081	1,907
Cost of sales:
Cost of goods	(1,200)	(1,075)
Cost of services	(233)	(229)
Total cost of sales	(1,433)	(1,304)
Gross profit	648	603
Operating expenses:
Selling, general and administrative expenses	(260)	(269)
Engineering expenses	(54)	(44)
Amortization expense	(73)	(73)
Total operating expenses	(387)	(386)
Income from operations	261	217
Other income and expenses:
Interest expense, net	(48)	(42)
Other income, net	4	—
Income before income taxes	217	175
Income tax expense	(54)	(43)
Net income	163	132
Less: Net income attributable to noncontrolling interest	(3)	(1)
Net income attributable to Wabtec shareholders	$160	$131
The following table shows the major components of the change in sales in the three months ended September 30, 2022 from the three months ended September 30, 2021:

In millions	Freight Segment	Transit Segment	Total
Third Quarter 2021 Net Sales	$1,295	$612	$1,907
Acquisitions	18	1	19
Foreign Exchange	(21)	(78)	(99)
Organic	239	15	254
Third Quarter 2022 Net Sales	$1,531	$550	$2,081
Net sales
Net sales for the three months ended September 30, 2022 increased by $174 million, or 9.1%, to $2.08 billion compared to the same period in 2021. Freight Segment organic sales increased $239 million driven primarily by Equipment sales from higher international locomotive deliveries and higher mining equipment sales, and Services sales from higher locomotive modernizations and a larger active locomotive fleet. In addition, Components sales increased due to a higher railcar build and increased railcars in operation, and Digital sales increased due to higher demand for on-board locomotive products and network optimization software. Transit Segment organic sales increased $15 million primarily due to higher demand for OEM and

Aftermarket products. Sales from acquisitions contributed $19 million to the change in net sales and unfavorable exchange rates, primarily in the Transit Segment, decreased sales by $99 million.
Cost of sales
Cost of sales for the three months ended September 30, 2022 increased by $129 million, or 9.9%, to $1.43 billion compared to the same period in 2021. Cost of sales as a percentage of sales was 68.9% and 68.4% for the three months ended September 30, 2022 and 2021, respectively, representing a 0.5 percentage point increase. The increase can be attributed to increased materials, transportation and labor costs and an unfavorable product mix partially offset by improved productivity and decreased restructuring cost. Cost of sales for the three months ended September 30, 2022 and 2021 included $5 million and $23 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization.
Operating expenses
Total operating expenses increased $1 million, or 0.3%, for the three months ended September 30, 2022 compared to the same period in 2021. Operating expenses as a percentage of sales was 18.6% and 20.2% for the three months ended September 30, 2022 and 2021, respectively. Selling, general and administrative expenses ("SG&A") decreased $9 million due to lower restructuring and transaction costs. Restructuring and transaction costs included in SG&A were $4 million and $12 million for the three months ended September 30, 2022 and 2021, respectively, and were primarily for headcount actions and footprint rationalization programs. Engineering expenses increased $10 million primarily due to investments in new technology. Amortization expense remained flat year over year.
Interest expense, net
Interest expense, net, increased $6 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to higher effective interest rates in the current period.
Other income, net
Other income, net, increased to $4 million of income for the three months ended September 30, 2022 driven by higher equity income in the current year.
Income taxes
The effective income tax rate was 24.7% and 24.8% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the quarterly effective tax rate is primarily the result of a more favorable earnings mix for the period ended September 30, 2022.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2022	2021
Net sales:
Sales of goods	$1,079	$883
Sales of services	452	412
Total net sales	1,531	1,295
Cost of sales:
Cost of goods	(804)	(626)
Cost of services	(230)	(225)
Total cost of sales	(1,034)	(851)

Gross profit	497	444

Operating expenses	(264)	(249)

Income from operations ($)	$233	$195
Income from operations (% of net sales)	15.2%	15.1%
The following table shows the major components of the change in net sales for the Freight Segment in the third quarter of 2022 from the third quarter of 2021:

In millions
Third Quarter 2021 Net Sales	$1,295
Acquisitions	18
Foreign Exchange	(21)
Changes in Sales by Product Line:
Equipment	113
Services	89
Components	19
Digital Electronics	18
Third Quarter 2022 Net Sales	$1,531
Net sales
Freight Segment sales increased by $236 million, or 18.2%, to $1.53 billion, compared to the same period in 2021. Equipment sales increased due to higher international locomotive deliveries and higher mining equipment sales, Services sales increased from higher locomotive modernizations and a larger active locomotive fleet, Components sales increased due to a higher railcar build and increased railcars in operation, and Digital sales increased due to higher demand for on-board locomotive products and network optimization software. Sales from acquisitions contributed $18 million to the change in net sales and the effects of unfavorable foreign exchange rates decreased sales by $21 million.
Cost of sales
Freight Segment cost of sales for the three months ended September 30, 2022 increased by $183 million, or 21.5%, to $1.03 billion, compared to the same period in 2021. The increase is primarily due to the increase in sales and increased materials, transportation and labor costs. Cost of sales as a percentage of sales was 67.5% and 65.8% for the three months ended September 30, 2022 and 2021, respectively, representing a 1.7 percentage point increase driven by an unfavorable product mix and the increased costs discussed above. Cost of sales for the three months ended September 30, 2022 included restructuring costs of $4 million primarily for headcount actions. Cost of sales for the three months ended September 30, 2021 included transaction costs of $1 million primarily related to the acquisition of Nordco.

Operating expenses
Freight Segment operating expenses increased $15 million, or 6.0%, for the three months ended September 30, 2022 compared to the same period in 2021. SG&A increased $2 million due to incremental expense from acquisitions. SG&A for the three months ended September 30, 2022 includes $1 million of restructuring costs, compared to $2 million for the same period in 2021. Engineering expenses increased $13 million primarily due to investments in new technology. Amortization expense increased $1 million due to acquisitions.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2022	2021
Net sales	$550	$612
Cost of sales	(399)	(454)
Gross profit	151	158

Operating expenses	(98)	(114)

Income from operations ($)	$53	$44
Income from operations (% of net sales)	9.6%	7.2%
The following table shows the major components of the change in net sales for the Transit Segment in the third quarter of 2022 from the third quarter of 2021:

In millions
Third Quarter 2021 Net Sales	$612
Acquisitions	1
Foreign Exchange	(78)
Changes in Sales by Product Line:
Original Equipment Manufacturing	5
Aftermarket	10
Third Quarter 2022 Net Sales	$550
Net sales
Transit Segment sales for the three months ended September 30, 2022 decreased by $62 million, or 10.1%, to $550 million compared to the same period in 2021. The effects of unfavorable foreign exchange rates decreased sales by $78 million. Transit Segment organic sales increased by $15 million due to increased demand and an increase in government transportation spending partially offset by the carryover effects of the cyber incident in the second quarter.
Cost of sales
Transit Segment cost of sales for the three months ended September 30, 2022 decreased by $55 million, or 12.1%, to $399 million compared to the same period in 2021. The decrease is primarily due to the decrease in sales discussed above along with a decrease in restructuring cost in the current year. Cost of sales as a percentage of sales was 72.5% and 74.2% for the three months ended September 30, 2022 and 2021, respectively, representing a 1.7 percentage point decrease. This can be attributed to improved productivity, higher pricing, the exit of low margin businesses in the United Kingdom, and prior year structured cost actions taken through restructuring programs, partially offset by increased materials, transportation and labor costs and inefficiencies associated with the cyber incident. Cost of sales for the three months ended September 30, 2022 and 2021 includes $1 million and $22 million, respectively, of restructuring costs, primarily for footprint rationalization in Europe and headcount actions.
Operating expenses
Transit Segment operating expenses decreased $16 million, or 14.0%, for the three months ended September 30, 2022 compared to the same period in 2021. SG&A decreased $14 million for the three months ended September 30, 2022 compared to the same period in 2021 due to the effects of foreign exchange rates and lower employee compensation and benefit costs. SG&A for the three months ended September 30, 2022 and 2021 includes $2 million and $5 million of restructuring costs, respectively, primarily for footprint rationalization and related headcount actions. Additionally, engineering and amortization expenses remained consistent year over year.

FIRST NINE MONTHS OF 2022 COMPARED TO FIRST NINE MONTHS OF 2021
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Nine Months Ended September 30,
In millions	2022	2021
Net sales:
Sales of goods	$4,714	$4,562
Sales of services	1,342	1,187
Total net sales	6,056	5,749
Cost of sales:
Cost of goods	(3,431)	(3,368)
Cost of services	(737)	(664)
Total cost of sales	(4,168)	(4,032)
Gross profit	1,888	1,717
Operating expenses:
Selling, general and administrative expenses	(757)	(766)
Engineering expenses	(149)	(124)
Amortization expense	(218)	(215)
Total operating expenses	(1,124)	(1,105)
Income from operations	764	612
Other income and expenses:
Interest expense, net	(135)	(135)
Other income, net	15	25
Income before income taxes	644	502
Income tax expense	(162)	(130)
Net income	482	372
Less: Net income attributable to noncontrolling interest	(7)	(4)
Net income attributable to Wabtec shareholders	$475	$368
The following table shows the major components of the change in sales in the nine months ended September 30, 2022 from the nine months ended September 30, 2021:

In millions	Freight Segment	Transit Segment	Total
First Nine Months of 2021 Net Sales	$3,814	$1,935	$5,749
Acquisitions	62	3	65
Foreign Exchange	(41)	(171)	(212)
Organic	508	(54)	454
First Nine Months of 2022 Net Sales	$4,343	$1,713	$6,056
Net sales
Net sales for the nine months ended September 30, 2022 increased by $307 million, or 5.3%, to $6.06 billion compared to the same period in 2021. Freight Segment organic sales increased $508 million driven primarily by Services sales from higher locomotive modernizations and a larger active locomotive fleet. In addition, Equipment sales increased due to higher international locomotive deliveries and higher mining equipment sales, and Components sales increased due to a higher railcar build, increased railcars in operation and growth in industrial end-markets. Transit Segment organic sales decreased $54 million primarily due to supply chain issues caused by the COVID-19 pandemic and the prior year exit of low margin businesses and contracts in the United Kingdom. Sales from acquisitions contributed $65 million, primarily in the Freight Segment, and unfavorable exchange rates, primarily in the Transit Segment, decreased sales by $212 million.
Cost of sales
Cost of sales for the nine months ended September 30, 2022 increased by $136 million, or 3.4%, to $4.17 billion compared to the same period in 2021. The increase is primarily due to the increase in sales and increased materials, labor and transportation costs, partially offset due to favorable product mix between operating segments and product lines. Cost of sales as a percentage of sales was 68.8% and 70.1% for the nine months ended September 30, 2022 and 2021, respectively, representing a 1.3 percentage point decrease. The decrease as a percentage of sales can be attributed to favorable product mix, higher pricing and strong productivity and lower restructuring cost, partially offset by the increase in the costs described above. Cost of sales for the nine months ended September 30, 2022 and 2021 included $12 million and $48 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization.
Operating expenses
Total operating expenses increased $19 million, or 1.7%, for the nine months ended September 30, 2022 compared to the same period in 2021. Operating expenses as a percentage of sales was 18.6% and 19.2% for the nine months ended September 30, 2022 and 2021, respectively. SG&A decreased $9 million for the nine months ended September 30, compared to the same period in 2021 due to the impacts of foreign exchange rates and lower restructuring and transaction costs, partially offset by higher technology costs and incremental expense from acquisitions. Restructuring and transaction costs included in SG&A were $8 million and $32 million for the nine months ended September 30, 2022 and 2021, respectively, and were primarily for headcount actions and footprint rationalization programs. Engineering expenses increased $25 million primarily due to investments in new technology and incremental expense from acquisitions. Amortization expense increased $3 million primarily due to the acquisition of Nordco.
Interest expense, net
Interest expense, net, remained consistent for the nine months ended September 30, 2022 compared to the same period in 2021.
Other income, net
Other income, net, was $15 million of income for the nine months ended September 30, 2022 compared to $25 million of income in the same period of 2021 primarily driven by a foreign exchange loss of $5 million in the current year as compared to a gain of $7 million in the prior year.
Income taxes
The effective income tax rate was 25.1% and 26.0% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate is primarily the result of a more favorable earnings mix for the nine months ended September 30, 2022.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2022	2021
Net sales:
Sales of goods	$3,014	$2,646
Sales of services	1,329	1,168
Total net sales	4,343	3,814
Cost of sales:
Cost of goods	(2,203)	(1,951)
Cost of services	(726)	(650)
Total cost of sales	(2,929)	(2,601)

Gross profit	1,414	1,213

Operating expenses	(759)	(703)

Income from operations ($)	$655	$510
Income from operations (% of net sales)	15.1%	13.4%
The following table shows the major components of the change in net sales for the Freight Segment in the first nine months of 2022 from the first nine months of 2021:

In millions
First Nine Months of 2021 Net Sales	$3,814
Acquisitions	62
Foreign Exchange	(41)
Changes in Sales by Product Line:
Services	242
Equipment	184
Components	66
Digital Electronics	16
First Nine Months of 2022 Net Sales	$4,343
Net sales
Freight Segment sales increased by $529 million or 13.9%, to $4.34 billion, compared to the same period in 2021. Services sales increased from higher locomotive modernizations and a larger active locomotive fleet, Equipment sales increased due to higher international locomotive deliveries and higher mining equipment sales, and Components sales increased due to a higher railcar build and increased railcars in operation. Sales from acquisitions, contributed $62 million and the effects of unfavorable foreign exchange rates decreased sales by $41 million.
Cost of sales
Freight Segment cost of sales for the nine months ended September 30, 2022 increased by $328 million, or 12.6%, to $2.93 billion, compared to the same period in 2021. The increase is primarily due to the increase in sales and increased materials, transportation and labor costs. Cost of sales as a percentage of sales was 67.4% and 68.2% for the nine months ended September 30, 2022 and 2021, respectively, representing a 0.8 percentage point decrease which benefited from favorable product mix, increased pricing, improved productivity and synergy savings. Cost of sales for the nine months ended September 30, 2022 and 2021 includes $7 million and $6 million, respectively, of restructuring and transaction costs, primarily for headcount actions. The nine months ended September 30, 2021 also included transaction costs related to the Nordco acquisition.

Operating expenses
Freight Segment operating expenses increased $56 million, or 8.0%, for the nine months ended September 30, 2022 compared to the same period in 2021. SG&A increased $23 million primarily due to incremental expense from acquisitions and higher technology costs, partially offset by a decrease in restructuring and transaction costs. Restructuring and transaction costs included in SG&A for the nine months ended September 30, 2022 were $1 million compared to $11 million for the same period in 2021 primarily for headcount actions as part of the integration of GE Transportation. Engineering expenses increased $29 million primarily due to investments in new technology and incremental expense from acquisitions. Amortization expense increased $4 million due to acquisitions.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2022	2021
Net sales	$1,713	$1,935
Cost of sales	(1,239)	(1,432)
Gross profit	474	503

Operating expenses	(306)	(344)

Income from operations ($)	$168	$159
Income from operations (% of net sales)	9.8%	8.2%
The following table shows the major components of the change in net sales for the Transit Segment in the first nine months of 2022 from the first nine months of 2021:

In millions
First Nine Months of 2021 Net Sales	$1,935
Acquisitions	3
Foreign Exchange	(171)
Changes in Sales by Product Line:
Original Equipment Manufacturing	(16)
Aftermarket	(38)
First Nine Months of 2022 Net Sales	$1,713
Net sales
Transit Segment sales for the nine months ended September 30, 2022 decreased by $222 million, or 11.5%, to $1.71 billion compared to the same period in 2021, with unfavorable foreign exchange rates reducing sales $171 million. Sales of Original Equipment Manufacturing decreased due to supply chain issues caused by the COVID-19 pandemic partially offset by higher demand and an increase in government transportation spending. Aftermarket sales decreased from lower maintenance and overhauls driven by the prior year exit of low margin businesses and contracts in the United Kingdom, as well as supply chain issues caused by the COVID-19 pandemic. Additionally, both Original Equipment Manufacturing and Aftermarket sales were impacted by a manufacturing disruption caused by the second quarter cyber incident.
Cost of sales
Transit Segment cost of sales for the nine months ended September 30, 2022 decreased by $193 million, or 13.5%, to $1.24 billion compared to the same period in 2021. The decrease is primarily due to the decrease in sales discussed above and decreased restructuring costs. Cost of sales as a percentage of sales was 72.3% and 74.0% for the nine months ended September 30, 2022 and 2021, respectively, representing a 1.7 percentage point decrease. This can be attributed to improved productivity, higher pricing, the exit of low margin businesses in the United Kingdom, and prior year structured cost actions taken through restructuring programs, partially offset by increased metals, transportation and labor costs. Cost of sales for the nine months ended September 30, 2022 and 2021 included $5 million and $43 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization in Europe.
Operating expenses
Transit Segment operating expenses decreased $38 million, or 11.0%, for the nine months ended September 30, 2022 compared to the same period in 2021. SG&A decreased $33 million due to the decrease in sales, the effects of foreign exchange rates and decreased restructuring cost. SG&A for the nine months ended September 30, 2022 and 2021 included $5 million and $12 million, respectively, of restructuring costs, primarily for headcount actions in Europe. Additionally, engineering and amortization expenses remained consistent year over year.

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

	Nine Months Ended September 30,
In millions	2022	2021
Cash provided by (used for):
Operating activities	$628	$759
Investing activities	$(149)	$(475)
Financing activities	$(395)	$(433)
Operating activities In the first nine months of 2022, cash provided by operating activities was $628 million compared to $759 million in the first nine months of 2021. Significant changes to the sources and (uses) of cash for the nine month periods include the following:
•$92 million attributable to higher Net income and other changes in the related statements of income amounts;
•$(252) million from net changes in working capital primarily driven by: $(369) million unfavorable change in inventory primarily from proactive inventory build-ups ahead of expected growth and in response to supply chain challenges, $(74) million related to changes in receivables due to timing and volume of sales and the net change in the Revolving Receivables Program, and $191 million in accounts payable, primarily due to the timing of payments to suppliers;
•$(100) million from higher employee related benefit payments, inclusive of payments related to severance accruals; and,
•$156 million from changes in the timing of customer deposits.
Investing activities In the first nine months of 2022 and 2021, cash used for investing activities was $(149) million and $(475) million, respectively. The major components of the cash outflow in 2022 were $(82) million in additions to property, plant and equipment for investments in our facilities and manufacturing processes and $(69) million for strategic acquisitions. This compares to $(78) million in additions to property, plant, and equipment and $(405) million in net cash paid for acquisitions in the first nine months of 2021. Additional information with respect to acquisitions is included in Note 3 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.
Financing activities In the first nine months of 2022, cash used for financing activities was $(395) million which included $93 million from changes in debt, $(400) million in stock repurchases, and $(83) million of dividend payments. In the first nine months of 2021, cash used for financing activities was $(433) million, which included $(162) million in net repayments of debt, $(200) million in stock repurchases and $(69) million of dividend payments.
During the second quarter of 2022, the Company redeemed $25 million of principal from the 2024 Notes plus a premium and the related accrued interest.
On August 15, 2022, the Company amended, restated and replaced the then-existing credit agreement. The Restated Credit Agreement updated the multi-currency revolving loan facility from $1.2 billion to $1.5 billion and added a new Delayed Draw Term Loan of up to $250 million. Additional information with respect to credit facilities and long-term debt is included in Note 8 of the "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
As of September 30, 2022, the Company held approximately $514 million of cash and cash equivalents, of which approximately $1 million was held within the United States and approximately $513 million was held outside of the United States, primarily in India, Europe, China, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Revolving Receivables Program
The Company utilizes a revolving receivables facility to sell up to $350 million of certain receivables through our bankruptcy-remote facility to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. As customers pay their balances, we transfer additional receivables into the program, which results in our gross receivables sold exceeding collections reinvested for any applicable periods. Net cash proceeds from the revolving receivables program were $205 million and $84 million for the nine months ended September 30, 2022 and 2021, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Guarantor Summarized Financial Information
The obligations under the Company's US Notes and Senior Credit Facility have been fully and unconditionally guaranteed by certain of the Company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. The Euro Notes are issued by Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") and are fully and unconditionally guaranteed by the Company.
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
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2022
Net sales	$3,431
Gross profit	$829
Net income attributable to Wabtec shareholders	$288
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	September 30, 2022	December 31, 2021
Current assets	$1,189	$1,057
Noncurrent assets	$2,435	$2,344
Current liabilities	$1,683	$1,414
Long-term debt	$3,329	$3,483
Other non-current liabilities	$612	$592

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2022
Net sales to non-guarantor subsidiaries	$590
Purchases from non-guarantor subsidiaries	$1,030

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	September 30, 2022
Amount due from/(to) non-guarantor subsidiaries	$(6,601)

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
The following tables present summarized financial information of Wabtec Netherlands, as the Issuer of the Euro Notes, and the Company, as the parent Guarantor, on a combined basis. The combined summarized financial information eliminates all intercompany balances and transactions among Wabtec Netherlands and the Company as well as all equity in earnings from and investments in any subsidiary of the Company, other than Wabtec Netherlands, which we refer to below as the Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and parent guarantor.
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Nine Months Ended September 30, 2022
Net sales	$311
Gross profit	$46
Net income attributable to Wabtec shareholders	$(237)
Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	September 30, 2022	December 31, 2021
Current assets	$162	$217
Noncurrent assets	$762	$770
Current liabilities	$646	$479
Long-term debt	$3,815	$4,044
Other non-current liabilities	$204	$207

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Nine Months Ended September 30, 2022
Net sales to non-guarantor subsidiaries	$24
Purchases from non-guarantor subsidiaries	$59

Unaudited
Issuer and Guarantor
In millions	September 30, 2022
Amount due from/(to) non-guarantor subsidiaries	$(8,138)
Company Stock Repurchase Plan
On February 10, 2022, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization superseded the previous authorization of $500 million of which approximately $155 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of September 30, 2022, approximately $395 million was remaining under the stock repurchase plan.
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
These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:
Economic and industry conditions
•changes in general economic and/or industry specific conditions, including the impacts of tax and tariff programs, inflation, supply chain disruptions, foreign currency exchange, and industry consolidation;
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
•hiring and retention of key personnel;
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

Contractual Obligations
During the second quarter of 2022, the Company redeemed $25 million of principal from the 2024 Notes plus a premium and the related accrued interest. As a result, contractual obligations related to the repayment of Long-term debt for 2023-2024 were reduced from $1,012 million to $987 million.

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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2022. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2022:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2022	11,214	$81.73	11,214	$395
August 2022	—	$—	—	$395
September 2022	—	$—	—	$395
Total quarter ended September 30, 2022	11,214	$81.73	11,214	$395
(1)    On February 10, 2022, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization superseded the previous authorization of $500 million, of which approximately $155 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of September 30, 2022, approximately $395 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

10.1
Amendment and Restatement Agreement, dated as of August 15, 2022, among Westinghouse Air Brake Technologies Corporation, Wabtec Transportation Netherlands BV, the other loan parties hereto, the lenders party thereto, the issuing banks thereto, the swingline lender and PNC Bank, National Association as administrative agent (including the Amended and Restated Credit Agreement, as Annex I thereto).

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	November 1, 2022