Form 10-Q
period 2023-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2023-04-26
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 21, 2023, there were 179,869,569 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2023
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	March 31, 2023	December 31, 2022
Assets
Assets
Cash, cash equivalents and restricted cash	$417	$541
Accounts receivable	956	975
Unbilled accounts receivable	620	544
Inventories, net	2,228	2,034
Other current assets	275	233
Total current assets	4,496	4,327
Property, plant and equipment, net	1,422	1,429
Goodwill	8,540	8,508
Other intangible assets, net	3,333	3,402
Other noncurrent assets	878	850
Total noncurrent assets	14,173	14,189
Total Assets	$18,669	$18,516
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,353	$1,301
Customer deposits	697	772
Accrued compensation	295	300
Accrued warranty	222	215
Current portion of long-term debt	975	251
Other accrued liabilities	623	628
Total current liabilities	4,165	3,467
Long-term debt	3,189	3,751
Accrued postretirement and pension benefits	58	57
Deferred income taxes	333	326
Contingent consideration	48	47
Other long-term liabilities	742	721
Total Liabilities	8,535	8,369
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued: 179.8 and 181.2 outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	7,940	7,953
Treasury stock, at cost, 47.1 and 45.7 shares, at March 31, 2023 and December 31, 2022, respectively	(1,941)	(1,769)
Retained earnings	4,715	4,577
Accumulated other comprehensive loss	(631)	(661)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,085	10,102
Noncontrolling interest	49	45
Total Equity	10,134	10,147
Total Liabilities and Equity	$18,669	$18,516

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In millions, except per share data	2023	2022

Net sales:
Sales of goods	$1,684	$1,505
Sales of services	510	422
Total net sales	2,194	1,927
Cost of sales:
Cost of goods	(1,257)	(1,084)
Cost of services	(272)	(248)
Total cost of sales	(1,529)	(1,332)
Gross profit	665	595
Operating expenses:
Selling, general and administrative expenses	(263)	(238)
Engineering expenses	(51)	(45)
Amortization expense	(75)	(73)
Total operating expenses	(389)	(356)
Income from operations	276	239
Other income and expenses:
Interest expense, net	(48)	(43)
Other income, net	5	4
Income before income taxes	233	200
Income tax expense	(60)	(50)
Net income	173	150
Less: Net income attributable to noncontrolling interest	(4)	(1)
Net income attributable to Wabtec shareholders	$169	$149

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.94	$0.80
Diluted
Net income attributable to Wabtec shareholders	$0.93	$0.80

Weighted average shares outstanding
Basic	179.9	184.5
Diluted	180.6	185.0

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In millions	2023	2022

Net income attributable to Wabtec shareholders	$169	$149
Foreign currency translation gain	25	13
Unrealized gain on derivative contracts	5	3
Unrealized gain on pension benefit plans and post-retirement benefit plans	1	1
Other comprehensive income before tax	31	17
Income tax expense related to components of other comprehensive income	(1)	—
Other comprehensive income, net of tax	30	17
Comprehensive income attributable to Wabtec shareholders	$199	$166

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In millions	2023	2022

Operating Activities
Net income	$173	$150
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	123	122
Stock-based compensation expense	10	10
Below market intangible amortization	(12)	(12)
Net loss on disposal of property, plant and equipment	3	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(51)	93
Inventories	(188)	(137)
Accounts payable	47	48
Accrued income taxes	(25)	16
Accrued liabilities and customer deposits	(79)	(66)
Other assets and liabilities	(26)	(65)
Net cash (used for) provided by operating activities	(25)	161
Investing Activities
Purchase of property, plant and equipment	(32)	(20)
Proceeds from disposal of property, plant and equipment	—	2
Net cash used for investing activities	(32)	(18)
Financing Activities
Proceeds from debt, net of issuance costs	1,302	2,012
Payments of debt	(1,148)	(1,817)
Repurchase of stock	(178)	(296)
Cash dividends	(31)	(28)
Payment of income tax withholding on share-based compensation	(14)	(2)
Other financing activities	(3)	(2)
Net cash used for financing activities	(72)	(133)
Effect of changes in currency exchange rates	5	5
(Decrease) increase in cash	(124)	15
Cash, cash equivalents and restricted cash, beginning of period	541	473
Cash, cash equivalents and restricted cash, end of period	$417	$488

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2022	226.9	$2	$7,953	(45.7)	$(1,769)	$4,577	$(661)	$45	$10,147
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(31)	—	—	(31)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(23)	0.3	6	—	—	—	(17)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	169	—	4	173
Other comprehensive income, net of tax	—	—	—	—	—	—	30	—	30
Stock repurchase	—	—	—	(1.7)	(178)	—	—	—	(178)
Balance, March 31, 2023	226.9	$2	$7,940	(47.1)	$(1,941)	$4,715	$(631)	$49	$10,134

Balance, December 31, 2021	226.9	$2	$7,916	(41.1)	$(1,306)	$4,055	$(466)	$38	$10,239
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(28)	—	—	(28)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(9)	0.2	5	—	—	—	(4)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	149	—	1	150
Other comprehensive income, net of tax	—	—	—	—	—	—	17	—	17
Stock repurchase	—	—	—	(3.1)	(296)	—	—	—	(296)
Balance, March 31, 2022	226.9	$2	$7,917	(44.0)	$(1,597)	$4,176	$(449)	$39	$10,088

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars, and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2023, approximately 55% of the Company’s net sales came from customers outside the United States.

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
Results for these interim periods are not necessarily indicative of results to be expected for the full year particularly in light of ongoing volatility in the macroeconomic environment caused by supply chain disruptions, labor availability, broad-based inflation, and the impacts resulting from Russia's invasion of Ukraine. These factors continue to impact our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. We are unable to reasonably predict the full impact of these factors due to the high degree of uncertainty regarding their duration and severity, their potential impact on global economic activity, and the impact that current and new sanctions may have on our business, global supply chain operations and our customers, suppliers, and end-markets.
As of March 31, 2023, Wabtec had approximately $14 million of assets related to Russian operations, which were primarily cash and inventory. Assets related to Ukraine and Belarus operations are not significant.
The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30, and December 31.
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Generally, the Company’s revenue contains a single performance obligation for each distinct good or service; however, a single contract may have multiple performance obligations comprising multiple promises to customers. When there are multiple performance obligations, revenue is allocated based on the relative stand-alone selling price. Pricing is defined in our contracts on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Types of variable consideration the Company typically has include volume discounts, prompt payment discounts, price escalation clauses, liquidating damages and performance bonuses. Sales returns and allowances are also estimated and recognized in the same period the related revenue is recognized, based upon the Company’s experience and future expectations.
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of March 31, 2023, the Company's remaining performance obligations were approximately $22.1 billion. The Company expects to recognize revenue of approximately 30% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program The Company utilizes a revolving facility to sell up to $350 million of certain receivables of the Company and certain of its subsidiaries (the "Originators"). The Originators contribute receivables to our bankruptcy-remote subsidiary, which sells the receivables to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than collections reinvested for any applicable period. The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary, which holds additional receivables that are pledged as collateral under this facility. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. Neither the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
At March 31, 2023 and 2022 the bankruptcy-remote subsidiary held receivables of $585 million and $367 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold, which was $225 million and $175 million at March 31, 2023 and 2022, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at March 31, 2023 or December 31, 2022 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding.
The following table sets forth a summary of receivables sold:

In millions	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Gross receivables sold/cash proceeds received	$519	$312
Collections reinvested under revolving receivables agreement	(374)	(157)
Net cash proceeds received	$145	$155
Restricted Cash At March 31, 2023 and December 31, 2022, the Company classified cash of $7 million as restricted for cash held in escrow related to a 2022 acquisition.

Depreciation Expense Depreciation of property, plant and equipment related to the manufacturing of products or services provided is included in Cost of goods or Cost of services. Depreciation of other property, plant and equipment that is not attributable to the manufacturing of products or services provided is included in Selling, general and administrative expenses or Engineering expenses to the extent the property, plant, and equipment is used for research and development purposes.
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
Accounting Standards Recently Adopted In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Obligations. The amendments in this update outline specific quantitative and qualitative disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods or services. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update were effective for Wabtec's reporting periods beginning January 1, 2023, except for the amendments on roll forward information which will be effective for reporting periods beginning January 1, 2024. The amendments will require increased interim and annual disclosures be provided on current and comparable reporting periods presented in annual and interim company filings.
Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 45 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $334 million and $296 million of the Company's outstanding Accounts payable as of March 31, 2023 and December 31, 2022, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.
Accumulated Other Comprehensive Loss Comprehensive income (loss) comprises both Net income and Other comprehensive (loss) income resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended March 31, 2023 and 2022 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Balance at beginning of year	$(596)	$(396)	$(9)	$(5)	$(56)	$(65)	$(661)	$(466)
Other comprehensive income before reclassifications	25	13	4	3	—	—	29	16
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	1	1	1	1
Other comprehensive income, net	25	13	4	3	1	1	30	17
Balance at March 31	$(571)	$(383)	$(5)	$(2)	$(55)	$(64)	$(631)	$(449)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income.

3. ACQUISITIONS
During the twelve months ended December 31, 2022, the Freight Segment made three strategic acquisitions for a combined purchase price of $89 million. Two of the acquisitions are reported in the Digital Intelligence product line and one is reported in the Services product line. Each of the acquisitions in 2022 are individually and collectively immaterial.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	March 31, 2023	December 31, 2022
Raw materials	$995	$878
Work-in-progress	510	515
Finished goods	723	641
Total inventories	$2,228	$2,034

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2022	$7,085	$1,423	$8,508
Additions/adjustments	7	—	7
Foreign currency impact	8	17	25
Balance at March 31, 2023	$7,100	$1,440	$8,540
As of March 31, 2023 and December 31, 2022, the Company’s trade names had a net carrying amount of $603 million and $602 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	March 31, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,427	$(443)	$984	$1,425	$(415)	$1,010
Customer relationships	1,277	(382)	895	1,274	(362)	912
Acquired technology	1,272	(421)	851	1,273	(395)	878
Total	$3,976	$(1,246)	$2,730	$3,972	$(1,172)	$2,800
At March 31, 2023 the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 9 years, 16 years and 8 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $75 million and $73 million for the three months ended March 31, 2023 and 2022, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2023	$219
2024	$283
2025	$266
2026	$262
2027	$257

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $187 million at March 31, 2023 and $162 million at December 31, 2022. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $120 million at March 31, 2023 and $86 million at December 31, 2022. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $97 million and $98 million at March 31, 2023 and December 31, 2022, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2023 and 2022 is as follows:

	Contract Assets
In millions	2023	2022
Balance at beginning of year	$706	$545
Acquisitions/adjustments	(2)	—
Recognized in current year	235	165
Reclassified to accounts receivable	(135)	(140)
Foreign currency impact	3	(2)
Balance at March 31	$807	$568

	Contract Liabilities
In millions	2023	2022
Balance at beginning of year	$956	$824
Recognized in current year	271	231
Amounts in beginning balance reclassified to revenue	(250)	(191)
Current year amounts reclassified to revenue	(70)	(44)
Foreign currency impact	7	(4)
Balance at March 31	$914	$816

7. LEASES
The Company leases certain property, buildings and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The right-of-use assets are classified as noncurrent and included within the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. The current portion of lease liabilities are classified under the caption "Other accrued liabilities," while the noncurrent portion of lease liabilities are classified under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. The Company does not separate lease and non-lease components. As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate.
Operating lease expense was $16 million and $15 million for the three months ended March 31, 2023 and 2022, respectively. New operating leases of $14 million and $2 million were added during the three months ended March 31, 2023 and 2022, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2023	$47
2024	56
2025	49
2026	40
2027	30
Thereafter	140
Total lease payments	362
Less: Present value discount	(26)
Present value of lease liabilities	$336
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	8.3	8.3
Weighted-average discount rate	2.3%	2.3%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	March 31, 2023		December 31, 2022
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
Restated Credit Agreement:
Revolving Credit Facility	6.9%	$155	$155	$155	$—	$—
Senior Notes:
4.375% Senior Notes, due 2023	4.5%	$250	250	249	250	248
4.15% Senior Notes, due 2024	4.6%	$725	724	715	723	714
3.20% Senior Notes, due 2025	3.4%	$500	498	477	498	471
3.45% Senior Notes, due 2026	3.5%	$750	749	708	749	699
1.25% Senior Notes (EUR), due 2027	1.5%	€500	536	474	529	455
4.70% Senior Notes, due 2028	5.0%	$1,250	1,244	1,232	1,244	1,201
Other Borrowings			8	11	9	13
Total			4,164	4,021	4,002	3,801
Less: current portion			(975)	(965)	(251)	(249)
Long-term portion			$3,189	$3,056	$3,751	$3,552
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.

Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of March 31, 2023 and December 31, 2022, the Company had total combined unamortized discount and debt issuance costs of $19 million and $21 million, respectively.
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
The Company was in compliance with all financial covenants in the Restated Credit Agreement as of March 31, 2023.
The following table presents availability under the Restated Credit Agreement at March 31, 2023:

In millions
Maximum Revolving Credit Facility Availability	$1,500
Delayed Draw Term Loan	250
Outstanding Borrowings	(155)
Letters of Credit Under Credit Agreement	(1)
Current Availability	$1,594
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
The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity. The US Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's subsidiaries that is a guarantor under the Restated Credit Agreement. The Euro Notes were issued by Wabtec Transportation Netherlands B.V. and are fully and unconditionally guaranteed by the Company.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

9. STOCK-BASED COMPENSATION
As of March 31, 2023, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of March 31, 2023, the number of shares available for future grants under the 2011 Plan was approximately 4.9 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $12 million and $11 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest is approximately $90 million.
Stock Options Stock options are granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a three-year vesting period and expire 10 years from the date of grant. No stock options were granted during the three months ended March 31, 2023 or during the twelve months ended December 31, 2022.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2022	399,938	$77.32	5.9	$11
Exercised	(20,534)	$70.91
Canceled	(113)	$80.52
Outstanding at March 31, 2023	379,291	$77.67	5.8	$9
Exercisable at March 31, 2023	343,239	$77.48	5.7	$8

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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2023, the Company estimates that it will achieve 125%, 120% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2023, 2024, and 2025, respectively, and has recorded incentive compensation expense accordingly. If the estimates of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company's common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan, and Directors Plan, and incentive stock units activity and related information for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2023:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	689,420	744,844	$84.73
Granted	325,578	187,172	$105.24
Vested	(207,628)	(264,577)	$81.42
Adjustment for incentive stock awards expected to vest	—	(6,090)	$84.50
Canceled	(3,285)	(1,528)	$85.39
Outstanding at March 31, 2023	804,085	659,821	$92.92

10. INCOME TAXES
The overall effective tax rate of 25.5% for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state and foreign taxes.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This act includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks among other provisions. This act has not had, and is not expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.
11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In millions, except per share data	2023	2022
Numerator
Net income attributable to Wabtec shareholders	$169	$149
Denominator
Weighted average shares outstanding - basic	179.9	184.5
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.7	0.5
Weighted average shares outstanding - diluted	180.6	185.0
Net income attributable to Wabtec shareholders per common share
Basic	$0.94	$0.80
Diluted	$0.93	$0.80

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the three months ended March 31, 2023 and 2022:

In millions	2023	2022
Balance at beginning of year	$242	$259
Warranty expense	27	27
Warranty claim payments	(21)	(30)
Foreign currency impact/other	1	(2)
Balance at March 31	$249	$254

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at March 31, 2023 and December 31, 2022. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At March 31, 2023 and December 31, 2022, $105 million was classified as "Other accrued liabilities" on the Company's Condensed Consolidated Balance Sheets and $48 million and $47 million, respectively, was included within long-term liabilities classified as "Contingent consideration" on the Company's Condensed Consolidated Balance Sheets. The fair value approximates the carrying value at March 31, 2023 and December 31, 2022.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three months ended March 31, 2023 and 2022, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net gain related to these contracts was $1 million for the three months ended March 31, 2023 and the net loss related to these contracts was $1 million for the three months ended March 31, 2022. These contracts typically mature within one year.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of March 31, 2023, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$8	$2	$433	$114
Other current liabilities	2	(10)	(2)	648	181
Interest Rate Contracts
Other current assets	2	—	—	50	—
Total		$(2)	$—	$1,131	$295
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of December 31, 2022, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$8	$3	$278	$156
Other current liabilities	2	(11)	(3)	769	152
Total		$(3)	$—	$1,047	$308
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. Accordingly, the Company has entered into interest rate hedges to manage interest rate risk for a portion of future expected debt transactions. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the three months ended March 31, 2023 and 2022 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three months ended March 31, 2023 and 2022 the amounts recognized as income or expense were not material.

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

15. SEGMENT INFORMATION
The Company has two reportable segments—the Freight Segment and the Transit Segment. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services and customer type. The Company's business segments are:
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

Segment financial information for the three months ended March 31, 2023 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,566	$628	$—	$2,194
Intersegment sales/(elimination)	14	11	(25)	—
Total sales	$1,580	$639	$(25)	$2,194
Income (loss) from operations	$227	$69	$(20)	$276
Interest expense and other, net	—	—	(43)	(43)
Income (loss) before income taxes	$227	$69	$(63)	$233

Segment financial information for the three months ended March 31, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,322	$605	$—	$1,927
Intersegment sales/(elimination)	13	8	(21)	—
Total sales	$1,335	$613	$(21)	$1,927
Income (loss) from operations	$189	$65	$(15)	$239
Interest expense and other, net	—	—	(39)	(39)
Income (loss) before income taxes	$189	$65	$(54)	$200
Sales to external customers by product line are as follows:

	Three Months Ended March 31,
In millions	2023	2022
Freight Segment:
Services	$707	$666
Equipment	393	274
Components	279	229
Digital Intelligence	187	153
Total Freight Segment	$1,566	$1,322

Transit Segment:
Original Equipment Manufacturer	$282	$292
Aftermarket	346	313
Total Transit Segment	$628	$605

16. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended March 31,
In millions	2023	2022
Foreign currency gain	$2	$3
Equity income	1	—
Expected return on pension assets/amortization	2	3
Other miscellaneous expense, net	—	(2)
Total Other income, net	$5	$4

17. RESTRUCTURING
During the first quarter of 2022, Wabtec announced a three-year strategic initiative (“Integration 2.0”) to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. Through this initiative, Management will also evaluate additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges related to Integration 2.0 of approximately $135 million to $165 million.
During three months ended March 31, 2023, the Company incurred one-time restructuring charges for programs included in the initiative of approximately $9 million, of which approximately $4 million was included in Cost of goods sold and approximately $5 million was included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income. These charges are primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Approximately $7 million is related to actions in the Transit Segment and approximately $2 million is related to actions in the Freight Segment. No significant charges related to Integration 2.0 were recorded during the three months ended March 31, 2022.
Total one-time restructuring charges related to Integration 2.0 to date are approximately $78 million, which includes amounts recorded in the fourth quarter 2021 and the year ended December 31, 2022, primarily for similar actions in Europe. Programs approved to date are expected to result in approximately 15 facility closures and impact approximately 1,100 employees. Cash payments made during three months ended March 31, 2023 or 2022 were not material.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 15, 2023.
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2023, approximately 55% of the Company’s net sales came from customers outside the United States.
Business Update
During the first quarter of 2023, Wabtec continued to execute on our value creation framework by signing a strategic order for new locomotives in Brazil, securing a key order for mining drive systems in high altitude applications and delivering our 500th locomotive to Indian Railways - a significant milestone in our 10-year contract. Our senior unsecured debt was upgraded by Moody's, which reflects resiliency of the business, our balance sheet strength and strong cash generation. Additionally, Wabtec rebranded our Digital Electronics product line to Digital Intelligence; a change that more accurately reflects the complete digital products and services portfolio offered to our customers.
During the first quarter of 2022, Wabtec announced Integration 2.0, a three-year strategic initiative to target incremental run rate synergies estimated to be between $75 million and $90 million by 2025. The scope of the review includes consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement, including the source-to-pay process. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges of approximately $135 million to $165 million related to this initiative, of which approximately $78 million has been incurred through March 31, 2023. Total estimated initiative charges could change based on the specific programs approved or changes to the scope of the review. During three months ended March 31, 2023, the Company incurred one-time restructuring charges for programs included in the initiative of approximately $9 million, primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Programs approved to date are expected to result in approximately 15 facility closures and impact approximately 1,100 employees. No significant charges related to Integration 2.0 were recorded during the three months ended March 31, 2022.
The Company continues to navigate macroeconomic volatility which is impacting our supply chain, results of operations and business results. Impacts for the three months ended March 31, 2023 and 2022 are discussed in more detail in the Results of Operations section below. Supply chain disruptions and labor availability have caused component, raw material and chip shortages resulting in an adverse effect on the timing of the Company’s revenue and cash flows. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results.
The Russian invasion of Ukraine and the resultant sanctions related to Russia and Belarus have further impacted our supply and distribution channels and caused significant price inflation which had, and are expected to continue to have, adverse effects on Wabtec’s business results. As of March 31, 2023, Wabtec had approximately $14 million of assets related to Russian operations, which were primarily cash and inventory. Management has determined, based on information currently available, that these assets are expected to be recoverable and therefore no impairment has been recorded. This will continue to be monitored and may result in a future impairment charge based on changes in the situation. Management determined that inventory related to operations in Ukraine were not expected to be recoverable and were written off resulting in an insignificant charge during the first quarter of 2022. Remaining assets related to Ukraine and those in Belarus were not significant.
The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through Integration 2.0. The Company expects to continue to incur increased costs in future quarters.

A portion of our workers are represented by labor unions. For 2023, the United Electrical, Radio and Machine Workers of America (UE), Locals 506 and 618 collective bargaining agreement, covering approximately 1,400 locomotive manufacturing workers in Erie, Pennsylvania, expires on June 9, 2023. Negotiations with UE will officially begin on April 27, 2023. The Company continuously monitors its labor activity.
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
Based on the Company's assessment, the incident has not had a significant financial impact and the Company does not believe the incident will have a material impact on its business, operations or financial results. The Company maintains cyber insurance, subject to certain deductibles and policy limitations typical for its size and industry.

RESULTS OF OPERATIONS
Consolidated Results
FIRST QUARTER 2023 COMPARED TO FIRST QUARTER 2022
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2023	2022
Net sales:
Sales of goods	$1,684	$1,505
Sales of services	510	422
Total Net sales	2,194	1,927
Cost of sales:
Cost of goods	(1,257)	(1,084)
Cost of services	(272)	(248)
Total cost of sales	(1,529)	(1,332)
Gross profit	665	595
Operating expenses:
Selling, general and administrative expenses	(263)	(238)
Engineering expenses	(51)	(45)
Amortization expense	(75)	(73)
Total operating expenses	(389)	(356)
Income from operations	276	239
Other income and expenses:
Interest expense, net	(48)	(43)
Other income, net	5	4
Income before income taxes	233	200
Income tax expense	(60)	(50)
Net income	173	150
Less: Net income attributable to noncontrolling interest	(4)	(1)
Net income attributable to Wabtec shareholders	$169	$149
The following table shows the major components of the change in Net sales in the three months ended March 31, 2023 from the three months ended March 31, 2022:

In millions	Freight Segment	Transit Segment	Total
First Quarter 2022 Net sales	$1,322	$605	$1,927
Acquisitions	21	—	21
Foreign Exchange	(21)	(35)	(56)
Organic	244	58	302
First Quarter 2023 Net sales	$1,566	$628	$2,194

Net sales
Net sales for the three months ended March 31, 2023 increased by $267 million, or 13.9%, to $2.19 billion compared to the same period in 2022. Organic sales increased $302 million which was primarily attributable to the Freight Segment driven by an increase across all product lines. Equipment sales increased due to higher international locomotive sales and Services sales increased from a larger active locomotive fleet, partially offset by lower deliveries of locomotive modernizations. In addition, Components sales increased due to a higher railcar build, increased railcars in operation, and growth in industrial end-markets, and Digital Intelligence sales increased due to higher demand for on-board locomotive and mining solutions, international Positive Train Control (PTC) sales and technology upgrades. Transit Segment organic sales increased by $58 million primarily as a result of increased demand for Aftermarket products driven by increased infrastructure investment. Sales from acquisitions contributed $21 million in the Freight Segment and unfavorable changes in foreign exchange rates decreased sales by $56 million.
Cost of sales
Cost of sales for the three months ended March 31, 2023 increased by $197 million, or 14.8%, to $1.53 billion compared to the same period in 2022. The increase is primarily due to the increase in sales. Cost of sales as a percentage of net sales was 69.7% and 69.1% for the three months ended March 31, 2023 and 2022, respectively. The increase was due to unfavorable product mix between business groups and higher next generation product development costs in Digital Intelligence. These increases were partially offset by operational efficiencies resulting in favorable productivity and higher absorption rates, benefits from structured cost actions taken through Integration 2.0 and prior years restructuring and integration projects, and the effects of foreign exchange rates. Costs of sales for the three months ended March 31, 2023 and 2022 included $4 million and $5 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization, with the amounts in 2023 being related to Integration 2.0.
Operating expenses
Total operating expenses increased $33 million, or 9.3%, for the three months ended March 31, 2023 compared to the same period in 2022. Operating expenses as a percentage of sales was 17.7% and 18.4% for the for the three months ended March 31, 2023 and 2022, respectively. Selling, general and administrative expenses ("SG&A") increased $25 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily from costs incurred to support the higher sales volume and higher employee compensation and benefit costs, partially offset by the effects of foreign exchange rates. Restructuring costs included in SG&A were $5 million and $2 million for the for the three months ended March 31, 2023 and 2022, respectively, and were primarily for headcount actions and footprint rationalization programs, with the amounts in 2023 primarily related to Integration 2.0. Engineering expense increased $6 million primarily due to investments in new technology.
Interest expense, net
Interest expense, net, increased $5 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher effective interest rates in the current period.
Income taxes
The effective income tax rate was 25.5% and 25.1% for the three months ended March 31, 2023 and 2022, respectively. The increase in the quarterly effective tax rate is primarily the result of a change in the mix of earnings across jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This act includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks among other provisions. This act has not had, and is not expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2023	2022	Change	% Change
Net sales:
Sales of goods	$1,060	$904	$156	17.3%
Sales of services	506	418	88	21.1%
Total Net sales	$1,566	$1,322	$244	18.5%
Cost of sales:
Cost of goods	$(817)	$(653)	$164	25.1%
Cost of services	(269)	(245)	24	9.8%
Total cost of sales	$(1,086)	$(898)	$188	20.9%
Cost of Sales (% of net sales)	69.4%	67.9%	1.5

Gross profit	$480	$424	$56	13.2%

Operating expenses	$(253)	$(235)	$18	7.7%

Income from operations	$227	$189	$38	20.1%
Income from operations (% of net sales)	14.5%	14.3%	0.2
The following table shows the major components of the change in net sales for the Freight Segment in the first quarter of 2023 from the first quarter of 2022:

In millions
First Quarter 2022 Net sales	$1,322
Acquisitions	21
Foreign Exchange	(21)
Organic changes in Net sales by Product Line:
Equipment	124
Components	57
Services	44
Digital Intelligence	19
First Quarter 2023 Net sales	$1,566
Net sales
Freight Segment organic sales increased by $244 million driven primarily by:
•Equipment sales from higher international locomotive sales
•Components sales from higher original equipment railcar build, more railcars in operation and growth in industrial end-markets
•Services sales from a larger active locomotive fleet, partially offset by lower deliveries of locomotive modernizations
•Digital Intelligence sales due to higher demand for on-board locomotive and mining solutions and technology upgrades and international PTC sales.
Cost of sales
Freight Segment Cost of sales increased $188 million and Cost of sales as a percentage of Net sales increased 1.5 percentage points due to:
•Higher sales volume

•Unfavorable mix within the Freight Segment product lines
•Higher next generation product development costs in Digital Intelligence
Partially offset by:
•Operational efficiencies resulting in favorable productivity and higher absorption rates
Cost of sales for the three months ended March 31, 2023 and 2022 included $1 million and $2 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization, with the amounts in 2023 related to Integration 2.0.
Operating expenses
Freight Segment operating expenses increased by $18 million primarily driven by:
•Higher Selling, general and administrative expenses of $14 million resulting from higher costs to support increased sales volume and higher employee compensation and benefits
•Higher investments in new technology increasing Engineering expense by $4 million

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2023	2022	Change	% Change
Net sales	$628	$605	$23	3.8%
Cost of sales	$(443)	$(434)	$9	2.1%
Cost of sales (% of net sales)	70.5%	71.7%	(1.2)

Gross profit	$185	$171	$14	8.2%

Operating expenses	$(116)	$(106)	$10	9.4%

Income from operations	$69	$65	$4	6.2%
Income from operations (% of net sales)	11.0%	10.7%	0.3
The following table shows the major components of the change in net sales for the Transit Segment in the first quarter of 2023 from the first quarter of 2022:

In millions
First Quarter 2022 Net sales	$605
Foreign Exchange	(35)
Organic changes in Net sales by Product Line:
Original Equipment Manufacturing	(3)
Aftermarket	61
First Quarter 2023 Net sales	$628
Net sales
Transit Segment organic sales increased by $58 million primarily as a result of increased demand for Aftermarket products driven by increased infrastructure investment, partially offset by a decrease in Original Equipment Manufacturing sales.
Cost of sales
Transit Segment Cost of sales increased by $9 million due to:
•Higher sales volume
Partially offset by:
•Improved sales mix
•Operational efficiencies driven by structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects
•The effects of foreign exchange rates
Cost of sales as a percentage of sales decreased due to the same reasons discussed above. Transit Cost of sales for both the three months ended March 31, 2023 and 2022 includes $3 million of restructuring costs, primarily for footprint rationalization and headcount actions in Europe, with the amounts in 2023 related to Integration 2.0.
Operating expenses
Transit Segment operating expenses increased by $10 million primarily from higher SG&A of $7 million and higher Amortization expense of $2 million driven by:
•Higher Selling, general and administrative expenses to support higher sales volume
•Higher employee compensation and benefit costs
•Increased restructuring costs
Partially offset by:
•Benefits from structured cost actions taken through restructuring actions

•The effects of foreign currency
Transit Operating expenses for the three months ended March 31, 2023 and 2022 includes $4 million and $1 million, respectively, of restructuring costs, primarily for footprint rationalization and headcount actions in Europe, with the amounts in 2023 related to Integration 2.0.

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

	Three Months Ended March 31,
In millions	2023	2022
Cash (used for) provided by:
Operating activities	$(25)	$161
Investing activities	$(32)	$(18)
Financing activities	$(72)	$(133)
Operating activities In the first three months of 2023, cash used for operating activities was $(25) million compared to cash provided by operating activities of $161 million in the first three months of 2022, resulting in a decrease of $186 million. Significant changes to the sources and (uses) of cash causing the decrease include the following:
•$25 million attributable to higher Net income and other changes in the related statements of income amounts;
•$(196) million from net changes in working capital primarily driven by: $(144) million related to changes in receivables due to timing and volume of sales and the net change in the Revolving Receivables Program, and $(51) million unfavorable change in inventory;
•$(72) million from changes in the timing of customer deposits; and,
•$52 million from changes to employee related benefit payments.
Investing activities In the first three months of 2023 and 2022, cash used for investing activities was $(32) million and $(18) million, respectively. The cash outflow in 2023 was the result of $(32) million in additions to property, plant and equipment for investments in our facilities and manufacturing processes compared with $(20) million in additions to property, plant, and equipment in the first three months of 2022.
Financing activities In the first three months of 2023, cash used for financing activities was $(72) million which included $154 million from net changes in debt, $(178) million in stock repurchases, $(31) million of dividend payments, and $(14) million of payments for income tax withholding on share-based compensation. In the first three months of 2022, cash used for financing activities was $(133) million, which included $195 million from net changes in debt, $(296) million in stock repurchases, $(28) million of dividend payments, and $(2) million of payments for income tax withholding on share-based compensation.
As of March 31, 2023, the Company held approximately $417 million of cash and cash equivalents, of which approximately $7 million was held within the United States and approximately $410 million was held outside of the United States, primarily in India, Europe, China, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
The Company utilizes a revolving receivables facility to sell up to $350 million of certain receivables through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than collections reinvested for any applicable periods. Net cash proceeds from the revolving receivables program were $145 million and $155 million for the three months ended March 31, 2023 and 2022, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.

Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Additional information with respect to the Supply Chain Financing Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Guarantor Summarized Financial Information
The obligations under the Parent Company's US Notes have been fully and unconditionally guaranteed by certain of the Parent Company's U.S. subsidiaries. Each guarantor is 100% owned by the Parent Company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. The Euro Notes are issued by Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") and are fully and unconditionally guaranteed by the Parent Company.
The following tables present summarized financial information of the Parent Company and the guarantor subsidiaries on a combined basis. The combined summarized financial information eliminates intercompany balances and transactions among the Parent Company and guarantor subsidiaries and equity in earnings and investments in any guarantor subsidiaries or non-guarantor subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2023
Net sales	$1,328
Gross profit	$355
Net income attributable to Wabtec shareholders	$172
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	March 31, 2023	December 31, 2022
Current assets	$1,314	$1,328
Noncurrent assets	$2,395	$2,384
Current liabilities	$2,696	$1,881
Long-term debt	$2,640	$3,209
Other non-current liabilities	$612	$551

The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2023
Net sales to non-guarantor subsidiaries	$240
Purchases from non-guarantor subsidiaries	$413

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	March 31, 2023
Amount due from/(to) non-guarantor subsidiaries	$(6,814)

Summarized Financial Information—Euro Notes
The obligations under Wabtec Netherlands’ Euro Notes are fully and unconditionally guaranteed by the Parent Company. Wabtec Netherlands is a wholly-owned, indirect subsidiary of the Parent Company. Wabtec Netherlands is a holding company and does not have any independent operations. Its assets consist of its investments in subsidiaries, which are separate and distinct legal entities that are not guarantors of the Euro Notes and have no obligations to pay amounts due under Wabtec Netherlands’ obligations.
The following tables present summarized financial information of Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, on a combined basis. The combined summarized financial information eliminates all intercompany balances and transactions among Wabtec Netherlands and the Parent Company as well as all equity in earnings from and investments in any subsidiary of the Parent Company, other than Wabtec Netherlands, which we refer to below as the Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and Parent Company guarantor.
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Three Months Ended March 31, 2023
Net sales	$132
Gross profit	$31
Net income attributable to Wabtec shareholders	$(77)
Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	March 31, 2023	December 31, 2022
Current assets	$173	$264
Noncurrent assets	$765	$770
Current liabilities	$1,422	$733
Long-term debt	$3,178	$3,740
Other non-current liabilities	$116	$128

The following is a description of the transactions between the combined Parent Company and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Three Months Ended March 31, 2023
Net sales to non-guarantor subsidiaries	$11
Purchases from non-guarantor subsidiaries	$41

Unaudited
Issuer and Guarantor
In millions	March 31, 2023
Amount due from/(to) non-guarantor subsidiaries	$(7,690)
Company Stock Repurchase Plan
On February 14, 2023, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $232 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Restated Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of March 31, 2023, approximately $663 million was remaining under the stock repurchase plan.
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
•demand for our products and services;
•orders either being delayed, canceled, not returning to historical levels or being reduced, and/or economic conditions affecting the ability of our customers to pay timely for goods and services delivered;
•consolidations in the rail industry;
•continued outsourcing by our customers;
•industry demand for faster and more efficient braking equipment;
•fluctuations in interest rates and foreign currency exchange rates;
•availability of credit or difficulty in obtaining debt or equity financing; or

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
Natural hazards / health crises
•impacts of climate change, including evolving climate change policy;
•disruptive natural hazards, including earthquakes, fires, floods, tornadoes, hurricanes or weather conditions;
•epidemics, pandemics (including the COVID-19 pandemic), or similar public health crises;
•deterioration of general economic conditions as a result of natural hazards or health crises;
•shutdown of one or more of our operating facilities as a result of natural hazards and health crises; or
•supply chain and sourcing disruptions as a result of natural hazards and health crises;
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Estimates
A summary of critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, business combinations, goodwill and indefinite-lived intangibles, warranty reserves, income taxes, and revenue recognition. There have been no significant changes in the related accounting policies since December 31, 2022.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022. Refer to Note 13 - Fair Value Measurement and Derivative Instruments of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report for additional information regarding interest rate and foreign currency exchange risk.

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2023. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Additional information with respect to legal proceedings is included in Note 14 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.

Item 1A.    RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2023:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2023	545,838	$101.82	545,838	$267
February 2023	527,095	$104.13	527,095	$729
March 2023	656,689	$100.98	656,689	$663
Total quarter ended March 31, 2023	1,729,622	$102.20	1,729,622	$663
(1)     On February 14, 2023, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $232 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Restated Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of March 31, 2023, approximately $663 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

3.1	Amended and Restated Bylaws of Westinghouse Air Brake Technologies Corporation (as amended on February 10, 2023) (incorporated by reference to the Current Report on Form 8-K filed February 14, 2023)

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	April 26, 2023