Form 10-Q
period 2023-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2023-07-27
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 21, 2023, there were 179,130,334 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2023
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	June 30, 2023	December 31, 2022
Assets
Assets
Cash, cash equivalents and restricted cash	$371	$541
Accounts receivable	1,015	975
Unbilled accounts receivable	683	544
Inventories, net	2,317	2,034
Other current assets	277	233
Total current assets	4,663	4,327
Property, plant and equipment, net	1,443	1,429
Goodwill	8,657	8,508
Other intangible assets, net	3,359	3,402
Other noncurrent assets	863	850
Total noncurrent assets	14,322	14,189
Total Assets	$18,985	$18,516
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,307	$1,301
Customer deposits	731	772
Accrued compensation	249	300
Accrued warranty	223	215
Current portion of long-term debt	989	251
Other accrued liabilities	674	628
Total current liabilities	4,173	3,467
Long-term debt	3,401	3,751
Accrued postretirement and pension benefits	64	57
Deferred income taxes	359	326
Contingent consideration	48	47
Other long-term liabilities	713	721
Total Liabilities	8,758	8,369
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued: 179.1 and 181.2 outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	7,949	7,953
Treasury stock, at cost, 47.8 and 45.7 shares, at June 30, 2023 and December 31, 2022, respectively	(2,014)	(1,769)
Retained earnings	4,875	4,577
Accumulated other comprehensive loss	(624)	(661)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,188	10,102
Noncontrolling interest	39	45
Total Equity	10,227	10,147
Total Liabilities and Equity	$18,985	$18,516

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2023	2022	2023	2022

Net sales:
Sales of goods	$1,899	$1,584	$3,583	$3,089
Sales of services	508	464	1,018	886
Total net sales	2,407	2,048	4,601	3,975
Cost of sales:
Cost of goods	(1,400)	(1,147)	(2,657)	(2,231)
Cost of services	(284)	(256)	(556)	(504)
Total cost of sales	(1,684)	(1,403)	(3,213)	(2,735)
Gross profit	723	645	1,388	1,240
Operating expenses:
Selling, general and administrative expenses	(285)	(259)	(548)	(497)
Engineering expenses	(53)	(50)	(104)	(95)
Amortization expense	(73)	(72)	(148)	(145)
Total operating expenses	(411)	(381)	(800)	(737)
Income from operations	312	264	588	503
Other income and expenses:
Interest expense, net	(55)	(44)	(103)	(87)
Other income, net	2	7	7	11
Income before income taxes	259	227	492	427
Income tax expense	(66)	(58)	(126)	(108)
Net income	193	169	366	319
Less: Net income attributable to noncontrolling interest	(2)	(3)	(6)	(4)
Net income attributable to Wabtec shareholders	$191	$166	$360	$315

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.06	$0.91	$2.00	$1.71
Diluted
Net income attributable to Wabtec shareholders	$1.06	$0.91	$2.00	$1.71

Weighted average shares outstanding
Basic	178.9	181.9	179.4	183.2
Diluted	179.4	182.4	180.0	183.7

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022

Net income attributable to Wabtec shareholders	$191	$166	$360	$315
Foreign currency translation (loss) gain	(1)	(195)	24	(182)
Unrealized gain on derivative contracts	13	—	18	3
Unrealized (loss) gain on pension benefit plans and post-retirement benefit plans	(3)	4	(2)	5
Other comprehensive income (loss) before tax	9	(191)	40	(174)
Income tax expense related to components of other comprehensive income	(2)	(1)	(3)	(1)
Other comprehensive income (loss), net of tax	7	(192)	37	(175)
Comprehensive income (loss) attributable to Wabtec shareholders	$198	$(26)	$397	$140

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In millions	2023	2022

Operating Activities
Net income	$366	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	240
Stock-based compensation expense	22	20
Below market intangible amortization	(26)	(25)
Net loss on disposal of property, plant and equipment	3	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(150)	45
Inventories	(248)	(256)
Accounts payable	(5)	185
Accrued income taxes	(30)	32
Accrued liabilities and customer deposits	(73)	(93)
Other assets and liabilities	(15)	(46)
Net cash provided by operating activities	90	424
Investing Activities
Acquisitions of businesses, net of cash acquired	(223)	(69)
Purchase of property, plant and equipment	(70)	(50)
Proceeds from disposal of property, plant and equipment	—	2
Net cash used for investing activities	(293)	(117)
Financing Activities
Proceeds from debt, net of issuance costs	2,964	3,416
Payments of debt	(2,590)	(3,216)
Repurchase of stock	(252)	(399)
Cash dividends	(62)	(55)
Payment of income tax withholding on share-based compensation	(15)	(1)
Distribution to noncontrolling interest	(12)	—
Other financing activities	(3)	(1)
Net cash provided by (used for) financing activities	30	(256)
Effect of changes in currency exchange rates	3	(23)
(Decrease) increase in cash	(170)	28
Cash, cash equivalents and restricted cash, beginning of period	541	473
Cash, cash equivalents and restricted cash, end of period	$371	$501

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2022	226.9	$2	$7,953	(45.7)	$(1,769)	$4,577	$(661)	$45	$10,147
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(31)	—	—	(31)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(23)	0.3	6	—	—	—	(17)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	169	—	4	173
Other comprehensive income, net of tax	—	—	—	—	—	—	30	—	30
Stock repurchase	—	—	—	(1.7)	(178)	—	—	—	(178)
Balance, March 31, 2023	226.9	$2	$7,940	(47.1)	$(1,941)	$4,715	$(631)	$49	$10,134
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(31)	—	—	(31)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3)	0.1	3	—	—	—	—
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	191	—	2	193
Other comprehensive income, net of tax	—	—	—	—	—	—	7	—	7
Stock repurchase	—	—	—	(0.8)	(76)	—	—	—	(76)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(12)	(12)
Balance, June 30, 2023	226.9	$2	$7,949	(47.8)	$(2,014)	$4,875	$(624)	$39	$10,227

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2021	226.9	$2	$7,916	(41.1)	$(1,306)	$4,055	$(466)	$38	$10,239
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(28)	—	—	(28)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(9)	0.2	5	—	—	—	(4)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	149	—	1	150
Other comprehensive income, net of tax	—	—	—	—	—	—	17	—	17
Stock repurchase	—	—	—	(3.1)	(296)	—	—	—	(296)
Balance, March 31, 2022	226.9	$2	$7,917	(44.0)	$(1,597)	$4,176	$(449)	$39	$10,088
Cash dividends ($0.15 dividend per share)	—	—	—	—	—	(27)	—	—	(27)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(1)	0.1	4	—	—	—	3
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	166	—	3	169
Other comprehensive loss, net of tax	—	—	—	—	—	—	(192)	—	(192)
Stock repurchase	—	—	—	(1.1)	(103)	—	—	—	(103)
Balance, June 30, 2022	226.9	$2	$7,926	(45.0)	$(1,696)	$4,314	$(641)	$42	$9,947

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars, and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2023, approximately 55% of the Company’s Net sales came from customers outside the United States.
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
As of June 30, 2023, Wabtec had approximately $8 million of cash related to Russian operations which will be utilized to settle remaining obligations in Russia. During the second quarter of 2023, based on changes in facts and circumstances, management determined that assets related to Russian operations, excluding cash, were not expected to be recoverable and, as a result, a charge of approximately $3 million was recorded. Assets related to Ukraine and Belarus operations are not significant.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of June 30, 2023, the Company's remaining performance obligations were approximately $22.3 billion. The Company expects to recognize revenue of approximately 30% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
At June 30, 2023 and December 31, 2022, the bankruptcy-remote subsidiary held receivables of $599 million and $458 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold, which were $235 million and $80 million at June 30, 2023 and December 31, 2022, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at June 30, 2023 or December 31, 2022 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding.
The following table sets forth a summary of receivables sold:

In millions	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Gross receivables sold/cash proceeds received	$1,216	$864
Collections reinvested under revolving receivables agreement	(1,061)	(684)
Net cash proceeds received	$155	$180
Restricted Cash At June 30, 2023 and December 31, 2022, the Company classified cash of $7 million as restricted for cash held in escrow related to a 2022 acquisition.

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
Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 45 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $341 million and $296 million of the Company's outstanding Accounts payable as of June 30, 2023 and December 31, 2022, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.
Accumulated Other Comprehensive Loss Comprehensive income (loss) comprises both Net income and Other comprehensive (loss) income resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended June 30, 2023 and 2022 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Balance at March 31	$(571)	$(383)	$(5)	$(2)	$(55)	$(64)	$(631)	$(449)
Other comprehensive (loss) income before reclassifications	(1)	(195)	9	—	(1)	3	7	(192)
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	—	—	—	—
Other comprehensive (loss) income, net	(1)	(195)	9	—	(1)	3	7	(192)
Balance at June 30	$(572)	$(578)	$4	$(2)	$(56)	$(61)	$(624)	$(641)

The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the six months ended June 30, 2023 and 2022 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Balance at beginning of year	$(596)	$(396)	$(9)	$(5)	$(56)	$(65)	$(661)	$(466)
Other comprehensive income (loss) before reclassifications	24	(182)	13	3	(1)	3	36	(176)
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	1	1	1	1
Other comprehensive income (loss), net	24	(182)	13	3	—	4	37	(175)
Balance at June 30	$(572)	$(578)	$4	$(2)	$(56)	$(61)	$(624)	$(641)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income.

3. ACQUISITIONS
During the second quarter of 2023, the Company acquired L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers for the mining sector, for a purchase price of approximately $239 million.
The following table summarizes the preliminary fair value of the L&M Radiator, Inc. assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$16
Accounts receivable	20
Inventory	26
Other current assets	1
Property, plant and equipment	31
Goodwill	102
Other intangible assets	88
Other noncurrent assets	1
Total assets acquired	285
Liabilities assumed
Current liabilities	16
Noncurrent liabilities	30
Total liabilities assumed	46
Net assets acquired	$239
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangibles. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy. Intangible assets acquired include customer relationships and acquired technology that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Contingent liabilities assumed as part of the transaction were not material. These estimates are preliminary in nature and subject to adjustments, which could be material as the Company has not completed its valuation of acquired assets and liabilities. Any necessary adjustments will be finalized within one year from the date of acquisition.
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

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	June 30, 2023	December 31, 2022
Raw materials	$1,006	$878
Work-in-progress	545	515
Finished goods	766	641
Total inventories	$2,317	$2,034

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2022	$7,085	$1,423	$8,508
Additions/adjustments	109	—	109
Foreign currency impact	15	25	40
Balance at June 30, 2023	$7,209	$1,448	$8,657
As of June 30, 2023 and December 31, 2022, the Company’s trade names had a net carrying amount of $626 million and $602 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	June 30, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,432	$(472)	$960	$1,425	$(415)	$1,010
Customer relationships	1,325	(396)	929	1,274	(362)	912
Acquired technology	1,290	(446)	844	1,273	(395)	878
Total	$4,047	$(1,314)	$2,733	$3,972	$(1,172)	$2,800
At June 30, 2023 the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 9 years, 16 years and 8 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $73 million and $148 million for the three and six months ended June 30, 2023, respectively, and $72 million and $145 million for the three and six months ended June 30, 2022, respectively.

Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2023	$149
2024	$288
2025	$271
2026	$267
2027	$263

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $176 million at June 30, 2023 and $162 million at December 31, 2022. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $106 million at June 30, 2023 and $86 million at December 31, 2022. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $97 million and $98 million at June 30, 2023 and December 31, 2022, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2023 and 2022 is as follows:

	Contract Assets
In millions	2023	2022
Balance at beginning of year	$706	$545
Recognized in current year	358	284
Reclassified to accounts receivable	(208)	(225)
Acquisitions/adjustments	(2)	28
Foreign currency impact	5	(20)
Balance at June 30	$859	$612

	Contract Liabilities
In millions	2023	2022
Balance at beginning of year	$956	$824
Recognized in current year	561	453
Amounts in beginning balance reclassified to revenue	(439)	(277)
Current year amounts reclassified to revenue	(149)	(169)
Acquisitions	1	12
Foreign currency impact	4	(17)
Balance at June 30	$934	$826

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
Operating lease expense was $16 million and $32 million for the three and six months ended June 30, 2023, respectively, and $14 million and $29 million for the three and six months ended June 30, 2022, respectively. New operating leases of $6 million and $20 million were added during the three and six months ended June 30, 2023, respectively, and $22 million and $24 million for the three and six months ended June 30, 2022, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2023	$33
2024	57
2025	50
2026	44
2027	34
Thereafter	136
Total lease payments	354
Less: Present value discount	(26)
Present value of lease liabilities	$328
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	8.1	8.3
Weighted-average discount rate	2.3%	2.3%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	June 30, 2023		December 31, 2022
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
Restated Credit Agreement:
Revolving Credit Facility	7.0%	$372	$372	$372	$—	$—
Senior Notes:
4.375% Senior Notes, due 2023	4.5%	$250	250	250	250	248
4.15% Senior Notes, due 2024	4.6%	$725	724	716	723	714
3.20% Senior Notes, due 2025	3.4%	$500	498	475	498	471
3.45% Senior Notes, due 2026	3.5%	$750	749	702	749	699
1.25% Senior Notes (EUR), due 2027	1.5%	€500	540	474	529	455
4.70% Senior Notes, due 2028	5.0%	$1,250	1,244	1,212	1,244	1,201
Other Borrowings			13	16	9	13
Total			4,390	4,217	4,002	3,801
Less: current portion			(989)	(980)	(251)	(249)
Long-term portion			$3,401	$3,237	$3,751	$3,552
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of June 30, 2023 and December 31, 2022, the Company had total combined unamortized discount and debt issuance costs of $18 million and $21 million, respectively.
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
The Company was in compliance with all financial covenants in the Restated Credit Agreement as of June 30, 2023.
The following table presents availability under the Restated Credit Agreement at June 30, 2023:

In millions
Maximum Revolving Credit Facility Availability	$1,500
Delayed Draw Term Loan	250
Outstanding Borrowings	(372)
Letters of Credit Under Credit Agreement	(1)
Current Availability	$1,377
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
Beginning September 15, 2023, the effective interest rates for the 2024 Notes and the 2028 Notes will each be reduced by 0.25% due to a favorable change in Wabtec's corporate bond rating.
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

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of June 30, 2023, the number of shares available for future grants under the 2011 Plan was approximately 4.9 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $14 million and $26 million for the three and six months ended June 30, 2023, respectively, and $12 million and $23 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest is approximately $80 million.
Stock Options Stock options are granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a three-year vesting period and expire 10 years from the date of grant. No stock options were granted during the six months ended June 30, 2023 or the twelve months ended December 31, 2022.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2022	399,938	$77.32	5.9	$11
Exercised	(32,498)	$72.87
Canceled	(1,319)	$78.94
Outstanding at June 30, 2023	366,121	$77.71	5.5	$12
Exercisable at June 30, 2023	330,639	$77.50	5.5	$11

Restricted Stock, Restricted Stock Units and Incentive Stock As provided for under the 2011 Plan and 2000 Plan, eligible employees are granted restricted stock that generally vests over three years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant. The restricted stock units are liability-classified equity awards as they can be settled in cash.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2023, the Company estimates that it will achieve 125%, 122% and 101% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2023, 2024, and 2025, respectively, and has recorded incentive compensation expense accordingly. If the estimates of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company's common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan, and Directors Plan, and incentive stock units activity and related information for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2023:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	689,420	744,844	$84.73
Granted	352,584	192,751	$104.51
Vested	(228,203)	(265,678)	$81.40
Adjustment for incentive stock awards expected to vest	—	(842)	$85.98
Canceled	(12,198)	(1,938)	$89.08
Outstanding at June 30, 2023	801,603	669,137	$93.13

10. INCOME TAXES
The overall effective tax rate of 25.5% for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state and foreign taxes.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This act includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks among other provisions. This act has not had, and is not expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2023	2022	2023	2022
Numerator
Net income attributable to Wabtec shareholders	$191	$166	$360	$315
Denominator
Weighted average shares outstanding - basic	178.9	181.9	179.4	183.2
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.5	0.5	0.6	0.5
Weighted average shares outstanding - diluted	179.4	182.4	180.0	183.7
Net income attributable to Wabtec shareholders per common share
Basic	$1.06	$0.91	$2.00	$1.71
Diluted	$1.06	$0.91	$2.00	$1.71

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the six months ended June 30, 2023 and 2022:

In millions	2023	2022
Balance at beginning of year	$242	$259
Warranty expense	55	41
Warranty claim payments	(48)	(49)
Acquisitions	—	3
Foreign currency impact/other	1	(10)
Balance at June 30	$250	$244

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at June 30, 2023 and December 31, 2022. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At June 30, 2023 and December 31, 2022, $105 million was classified as "Other accrued liabilities" on the Company's Condensed Consolidated Balance Sheets and $48 million and $47 million, respectively, was included within long-term liabilities classified as "Contingent consideration" on the Company's Condensed Consolidated Balance Sheets. The fair value approximates the carrying value at June 30, 2023 and December 31, 2022.

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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three and six months ended June 30, 2023 and 2022, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net gain related to these contracts was $1 million and $2 million for the three and six months ended June 30, 2023, and the net loss related to these contracts was $7 million and $8 million for the three and six months ended June 30, 2022, respectively. These contracts typically mature within one year.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of June 30, 2023, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$8	$1	$481	$61
Other current liabilities	2	(13)	(2)	559	230
Interest Rate Contracts
Other current assets	2	7	—	250	—
Total		$2	$(1)	$1,290	$291

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
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. Accordingly, the Company has entered into interest rate hedges to manage interest rate risk for a portion of future expected debt transactions. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the six months ended June 30, 2023 and 2022 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the six months ended June 30, 2023 and 2022 the amounts recognized as income or expense were not material.

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
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail has successfully completed a remediation plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $37 million through July 31, 2017 and were continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. DTC has not updated its claim notices or alleged damages against Xorail, nor have they filed any formal claim against Xorail. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. DTC's claim against RTD proceeded to trial on September 21, 2020. On February 10, 2023, the court issued a decision in favor of RTD, denying DTC's damages claim. DTC has filed a Notice of Appeal.

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
Freight Segment builds, rebuilds, upgrades, and overhauls locomotives, services locomotives and freight cars, and provides a range of component and digital solutions for customers in the freight and transit rail, mining, and marine industries. It also manufactures and services components for new and existing freight cars and locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services, maintenance of way, and provides heat exchange and cooling systems for locomotives and power generation equipment. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities, and also serves companies in the mining, marine, and industrial markets. We refer to sales of both goods, such as spare parts and equipment upgrades, and related services, such as monitoring, maintenance and repairs, as sales in our Services product line.
Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles, and buses. It also refurbishes subway cars and provides heating, ventilation, and air conditioning equipment and doors for buses and subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of subway cars and buses around the world.
The Company evaluates its business segments’ operating results based on income from operations. Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense, and other unallocated charges.
Segment financial information for the three months ended June 30, 2023 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,708	$699	$—	$2,407
Intersegment sales/(elimination)	16	11	(27)	—
Total sales	$1,724	$710	$(27)	$2,407
Income (loss) from operations	$271	$66	$(25)	$312
Interest expense and other, net	—	—	(53)	(53)
Income (loss) before income taxes	$271	$66	$(78)	$259
Segment financial information for the three months ended June 30, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,490	$558	$—	$2,048
Intersegment sales/(elimination)	12	9	(21)	—
Total sales	$1,502	$567	$(21)	$2,048
Income (loss) from operations	$233	$50	$(19)	$264
Interest expense and other, net	—	—	(37)	(37)
Income (loss) before income taxes	$233	$50	$(56)	$227

Segment financial information for the six months ended June 30, 2023 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,274	$1,327	$—	$4,601
Intersegment sales/(elimination)	30	22	(52)	—
Total sales	$3,304	$1,349	$(52)	$4,601
Income (loss) from operations	$498	$135	$(45)	$588
Interest expense and other, net	—	—	(96)	(96)
Income (loss) before income taxes	$498	$135	$(141)	$492
Segment financial information for the six months ended June 30, 2022 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,812	$1,163	$—	$3,975
Intersegment sales/(elimination)	25	17	(42)	—
Total sales	$2,837	$1,180	$(42)	$3,975
Income (loss) from operations	$422	$115	$(34)	$503
Interest expense and other, net	—	—	(76)	(76)
Income (loss) before income taxes	$422	$115	$(110)	$427
Sales to external customers by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Freight Segment:
Services	$810	$711	$1,517	$1,377
Equipment	415	381	808	655
Components	288	234	567	463
Digital Intelligence	195	164	382	317
Total Freight Segment	$1,708	$1,490	$3,274	$2,812

Transit Segment:
Original Equipment Manufacturer	$325	$259	$607	$551
Aftermarket	374	299	720	612
Total Transit Segment	$699	$558	$1,327	$1,163

16. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Foreign currency (loss) gain	$(8)	$(2)	$(6)	$1
Equity income	10	7	11	7
Expected return on pension assets/amortization	1	2	3	5
Other miscellaneous expense, net	(1)	—	(1)	(2)
Total Other income, net	$2	$7	$7	$11

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
A summary of restructuring charges related to the Integration 2.0 initiative is as follows:

In millions	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Freight Segment:
Cost of goods sold	$1	$2
Selling, general and administrative expenses	1	2
Total Freight Segment	$2	$4

Transit Segment:
Cost of goods sold	$3	$6
Selling, general and administrative expenses	3	5
Amortization expense	—	2
Total Transit Segment	$6	$13
Total Integration 2.0 restructuring charges	$8	$17

These charges are primarily for employee-related costs and asset write downs associated with site consolidations in Europe.
Total one-time restructuring charges related to Integration 2.0 to date are approximately $86 million, which includes amounts recorded in the fourth quarter 2021 and the year ended December 31, 2022, primarily for similar actions in Europe. Programs approved to date are expected to result in approximately 15 facility closures and impact approximately 1,100 employees. Cash payments made during three and six months ended June 30, 2023 or 2022 were not material.
No significant programs related to Integration 2.0 were initiated during the three and six months ended June 30, 2022.

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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based locomotives, equipment, systems, and services for the global freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2023, approximately 55% of the Company’s net sales came from customers outside the United States.
Business Update
During the six months of 2023, Wabtec continued to execute on our value creation framework by signing strategic orders for 30 new locomotives with a North American railroad, new locomotives in Brazil, and mining drive systems in high altitude applications. We announced our largest certified pre-owned order for 69 locomotives for a North American customer and won a contract to supply pantograph and Passenger Information Systems for up to 504 Stadler cars. Wabtec completed the strategic acquisition of L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers for the mining sector. We delivered our 500th locomotive to Indian Railways which was a significant milestone in our 10-year contract. Our senior unsecured debt was upgraded by Moody's, which reflects resiliency of the business, our balance sheet strength and strong cash generation. Additionally, Wabtec rebranded our Digital Electronics product line to Digital Intelligence; a change that more accurately reflects the complete digital products and services portfolio offered to our customers.
During the first quarter of 2022, Wabtec announced Integration 2.0, a three-year strategic initiative to target incremental run rate synergies estimated to be between $75 million and $90 million in 2025. The scope of the review includes consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement, including the source-to-pay process. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges of approximately $135 million to $165 million related to this initiative, of which approximately $86 million has been incurred through June 30, 2023. Total estimated initiative charges could change based on the specific programs approved or changes to the scope of the review. During the three and six months ended June 30, 2023, the Company incurred one-time restructuring charges for programs included in the initiative of approximately $8 million and $17 million, respectively, primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Programs approved to date are expected to result in approximately 15 facility closures and impact approximately 1,100 employees. No significant charges related to Integration 2.0 were recorded during the six months ended June 30, 2022.
The Company continues to navigate macroeconomic volatility which is impacting our supply chain, results of operations and business results. Impacts for the three and six months ended June 30, 2023 and 2022 are discussed in more detail in the Results of Operations section below. Future supply chain disruptions and labor availability could cause component and raw material shortages resulting in an adverse effect on the timing of the Company’s revenue and cash flows. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results.
The Russian invasion of Ukraine and the resultant sanctions related to Russia and Belarus have further impacted our supply and distribution channels and caused significant price inflation which had, and are expected to continue to have, adverse effects on Wabtec’s business results. During the second quarter of 2023, based on changes in facts and circumstances, management determined that assets related to Russian operations, excluding cash, were not expected to be recoverable and, as a result, a charge of approximately $3 million was recorded. As of June 30, 2023, Wabtec had approximately $8 million of cash related to Russian operations which will be utilized to settle remaining obligations in Russia. Management determined that inventory related to operations in Ukraine were not expected to be recoverable and were written off resulting in an insignificant charge during the first quarter of 2022. Remaining assets related to Ukraine and those in Belarus were not significant.
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
A portion of our workers are represented by labor unions. The United Electrical, Radio and Machine Workers of America (UE), Locals 506 and 618 collective bargaining agreement, covering approximately 1,400 locomotive manufacturing workers in Erie, Pennsylvania, expired on June 9, 2023. Negotiations with UE officially began on April 27, 2023 and an agreement between the Company and the UE was not reached before the contract expired. On June 22, 2023, the UE voted against ratification of the Company's proposed agreement and authorized a strike. The Company and the UE are continuing negotiations with the assistance of a federal mediator. The Company continuously monitors its labor activity.
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

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2023 COMPARED TO SECOND QUARTER 2022
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In millions	2023	2022
Net sales:
Sales of goods	$1,899	$1,584
Sales of services	508	464
Total net sales	2,407	2,048
Cost of sales:
Cost of goods	(1,400)	(1,147)
Cost of services	(284)	(256)
Total cost of sales	(1,684)	(1,403)
Gross profit	723	645
Operating expenses:
Selling, general and administrative expenses	(285)	(259)
Engineering expenses	(53)	(50)
Amortization expense	(73)	(72)
Total operating expenses	(411)	(381)
Income from operations	312	264
Other income and expenses:
Interest expense, net	(55)	(44)
Other income, net	2	7
Income before income taxes	259	227
Income tax expense	(66)	(58)
Net income	193	169
Less: Net income attributable to noncontrolling interest	(2)	(3)
Net income attributable to Wabtec shareholders	$191	$166
The following table shows the major components of the change in Net sales in the three months ended June 30, 2023 from the three months ended June 30, 2022:

In millions	Freight Segment	Transit Segment	Total
Second Quarter 2022 Net sales	$1,490	$558	$2,048
Acquisitions	11	—	11
Foreign Exchange	(9)	2	(7)
Organic	216	139	355
Second Quarter 2023 Net sales	$1,708	$699	$2,407

Net sales
Net sales for the three months ended June 30, 2023 increased by $359 million, or 17.5%, to $2.41 billion compared to the same period in 2022. Organic sales increased $355 million which was attributable to both Freight and Transit Segments driven by an increase across all product lines. Services sales increased from higher deliveries of locomotive modernizations and higher parts sales. Components sales increased from higher original equipment railcar build and increased market share for certain products due to product availability and growth in industrial end-markets. Equipment sales increased from higher locomotive sales and Digital Intelligence sales increased due to higher demand for on-board locomotive solutions and international Positive Train Control (PTC) sales. Transit sales increased from higher demand for Original Equipment and Aftermarket products driven by increased infrastructure investment. Sales from acquisitions contributed $11 million in the Freight Segment and unfavorable changes in foreign exchange rates decreased sales by $7 million.
Cost of sales
Cost of sales for the three months ended June 30, 2023 increased by $281 million, or 20.0%, to $1.68 billion compared to the same period in 2022. The increase is primarily due to the increase in sales. Cost of sales as a percentage of net sales was 69.9% and 68.5% for the three months ended June 30, 2023 and 2022, respectively. The increase was due to unfavorable product mix between and within business groups, manufacturing inefficiencies primarily related to labor, and higher restructuring costs, partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years’ restructuring and integration projects. Costs of sales for the three months ended June 30, 2023 and 2022 included $8 million and $2 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization, with the amounts in 2023 primarily being related to Integration 2.0. The amounts in 2023 also include the write off of non-cash assets in Russia that were determined to not be recoverable in the second quarter.
Operating expenses
Total operating expenses increased $30 million, or 7.9%, for the three months ended June 30, 2023 compared to the same period in 2022. Operating expenses as a percentage of sales was 17.1% and 18.6% for the three months ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses ("SG&A") increased $26 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily from costs incurred to support the higher sales volume, higher employee compensation and benefit costs and higher professional services spend, partially offset by the impacts of Integration 2.0 and prior years’ restructuring actions. Restructuring costs included in SG&A were $2 million for both the three months ended June 30, 2023 and 2022, and were primarily for headcount actions and footprint rationalization programs, with the amounts in 2023 primarily related to Integration 2.0. Engineering expense increased $3 million primarily due to investments in new technology.
Interest expense, net
Interest expense, net, increased $11 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher average overall debt balances and higher effective interest rates in the current period.
Other Income, net
Other income, net, decreased $5 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher foreign exchange losses in the current year compared to the prior year.
Income taxes
The effective income tax rate for the three months ended June 30, 2023 was 25.5% consistent with the same period in 2022.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2023	2022	Change	% Change
Net sales:
Sales of goods	$1,203	$1,031	$172	16.7%
Sales of services	505	459	46	10.0%
Total net sales	$1,708	$1,490	$218	14.6%
Cost of sales:
Cost of goods	$(886)	$(745)	$141	18.9%
Cost of services	(281)	(252)	29	11.5%
Total cost of sales	$(1,167)	$(997)	$170	17.1%
Cost of Sales (% of net sales)	68.3%	66.9%	1.4

Gross profit	$541	$493	$48	9.7%

Operating expenses	$(270)	$(260)	$10	3.8%

Income from operations	$271	$233	$38	16.3%
Income from operations (% of net sales)	15.9%	15.7%	0.2
The following table shows the major components of the change in Net sales for the Freight Segment in the second quarter of 2023 from the second quarter of 2022:

In millions
Second Quarter 2022 Net sales	$1,490
Acquisitions	11
Foreign Exchange	(9)
Organic changes in Net sales by Product Line:
Services	100
Components	55
Equipment	40
Digital Intelligence	21
Second Quarter 2023 Net sales	$1,708
Net sales
Freight Segment organic sales increased across all product lines by $216 million driven primarily by:
•Services sales from higher deliveries of locomotive modernizations and higher parts sales
•Components sales from higher original equipment railcar build and increased market share for certain products due to product availability and growth in industrial end-markets
•Equipment sales from higher locomotive sales
•Digital Intelligence sales due to higher demand for on-board locomotive solutions and international PTC sales
Cost of sales
Freight Segment Cost of sales increased $170 million and Cost of sales as a percentage of Net sales increased 1.4 percentage points due to:
•Higher sales volume

•Unfavorable mix within the Freight Segment product lines
•Manufacturing inefficiencies primarily related to labor negotiations at our Erie facility
•Higher restructuring costs
Cost of sales for the three months ended June 30, 2023 and 2022 included $5 million and $1 million, respectively, of restructuring costs, with the amounts in 2023 primarily related to the write off of non-cash assets in Russia that were determined to not be recoverable in the second quarter.
Operating expenses
Freight Segment operating expenses increased by $10 million primarily driven by:
•Higher SG&A expenses of $6 million resulting from higher costs to support increased sales volume and higher professional services spend
•Higher employee compensation and benefit costs
•Higher investments in new technology increasing Engineering expense by $2 million

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2023	2022	Change	% Change
Net sales	$699	$558	$141	25.3%
Cost of sales	$(517)	$(406)	$111	27.3%
Cost of sales (% of net sales)	74.0%	72.7%	1.3

Gross profit	$182	$152	$30	19.7%

Operating expenses	$(116)	$(102)	$14	13.7%

Income from operations	$66	$50	$16	32.0%
Income from operations (% of net sales)	9.5%	9.0%	0.5
The following table shows the major components of the change in Net sales for the Transit Segment in the second quarter of 2023 from the second quarter of 2022:

In millions
Second Quarter 2022 Net sales	$558
Foreign Exchange	2
Organic changes in Net sales by Product Line:
Original Equipment Manufacturing	82
Aftermarket	57
Second Quarter 2023 Net sales	$699
Net sales
Transit Segment organic sales increased by $139 million driven by strong Original Equipment Manufacturing and Aftermarket sales primarily as a result of increased demand for original equipment door, heating, ventilation and air conditioning (HVAC) and brake systems and increased infrastructure investment. Additionally, sales for the second quarter of 2022 were negatively impacted by a manufacturing disruption caused by a cyber incident which decreased net sales by approximately 5%.
Cost of sales
Transit Segment Cost of sales increased by $111 million and Costs of sales as a percentage of sales increased by 1.3 percentage points primarily due to:
•Higher sales volume
•Unfavorable mix within product lines
•Increased manufacturing costs
•Higher restructuring costs
Partially offset by:
•Benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects
Transit Cost of sales for the three months ended June 30, 2023 and 2022 includes $3 million and $1 million, respectively, of restructuring costs, primarily for footprint rationalization and headcount actions in Europe, with the amounts in 2023 related to Integration 2.0.
Operating expenses
Transit Segment operating expenses increased by $14 million primarily driven by:
•Higher SG&A expenses of $11 million to support higher sales volume and higher employee compensation and benefit costs
•Higher Engineering expenses of $3 million for investments in new technology

Partially offset by:
•Benefits from structured cost actions taken through restructuring actions
Transit Operating expenses for the three months ended June 30, 2023 and 2022 includes $3 million and $2 million, respectively, of restructuring costs, primarily for footprint rationalization and headcount actions in Europe, with the amounts in 2023 related to Integration 2.0.

FIRST SIX MONTHS OF 2023 COMPARED TO FIRST SIX MONTHS OF 2022
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Six Months Ended June 30,
In millions	2023	2022
Net sales:
Sales of goods	$3,583	$3,089
Sales of services	1,018	886
Total net sales	4,601	3,975
Cost of sales:
Cost of goods	(2,657)	(2,231)
Cost of services	(556)	(504)
Total cost of sales	(3,213)	(2,735)
Gross profit	1,388	1,240
Operating expenses:
Selling, general and administrative expenses	(548)	(497)
Engineering expenses	(104)	(95)
Amortization expense	(148)	(145)
Total operating expenses	(800)	(737)
Income from operations	588	503
Other income and expenses:
Interest expense, net	(103)	(87)
Other income, net	7	11
Income before income taxes	492	427
Income tax expense	(126)	(108)
Net income	366	319
Less: Net income attributable to noncontrolling interest	(6)	(4)
Net income attributable to Wabtec shareholders	$360	$315
The following table shows the major components of the change in Net sales in the six months ended June 30, 2023 from the six months ended June 30, 2022:

In millions	Freight Segment	Transit Segment	Total
First Six Months of 2022 Net sales	$2,812	$1,163	$3,975
Acquisitions	32	—	32
Foreign Exchange	(30)	(33)	(63)
Organic	460	197	657
First Six Months of 2023 Net sales	$3,274	$1,327	$4,601

Net sales
Net sales for the six months ended June 30, 2023 increased by $626 million, or 15.7%, to $4.60 billion compared to the same period in 2022. Organic sales increased $657 million which was primarily attributable to both the Freight and Transit Segments driven by an increase across all product lines. Equipment sales increased due to higher locomotive and mining sales and Services sales increased from a larger active locomotive fleet and higher deliveries of locomotive modernizations. In addition, Components sales increased due to a higher railcar build, increased railcars in operation, and growth in industrial end-markets, and Digital Intelligence sales increased due to higher demand for on-board locomotive and mining solutions, international Positive Train Control (PTC) sales and technology upgrades. Transit Segment organic sales increased by $197 million primarily as a result of increased demand for Aftermarket and Original Equipment Manufacturing products driven by increased infrastructure investment. Sales from acquisitions contributed $32 million in the Freight Segment and unfavorable changes in foreign exchange rates decreased sales by $63 million.
Cost of sales
Cost of sales for the six months ended June 30, 2023 increased by $478 million, or 17.5%, to $3.2 billion compared to the same period in 2022. The increase is primarily due to the increase in sales. Cost of sales as a percentage of net sales was 69.8% and 68.8% for the six months ended June 30, 2023 and 2022, respectively. The increase was due to unfavorable product mix between and within business groups, higher next generation product development costs in Digital Intelligence, manufacturing inefficiencies primarily related to labor, and increased restructuring costs in the current year, partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects, and the effects of foreign exchange rates. Costs of sales for the six months ended June 30, 2023 and 2022 included $12 million and $7 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization, with the amounts in 2023 being related to Integration 2.0. The amounts in 2023 also include the write-off of non-cash assets in Russia that were determined to not be recoverable in the second quarter.
Operating expenses
Total operating expenses increased $63 million, or 8.5%, for the six months ended June 30, 2023 compared to the same period in 2022. Operating expenses as a percentage of sales was 17.4% and 18.5% for the six months ended June 30, 2023 and 2022, respectively. SG&A increased $51 million primarily from costs incurred to support the higher sales volume, higher employee compensation and benefit costs, and higher professional services spend, partially offset by the effects of foreign exchange rates. Restructuring costs included in SG&A were $7 million and $4 million for the six months ended June 30, 2023 and 2022, respectively, and were primarily for headcount actions and footprint rationalization programs, with the amounts in 2023 primarily related to Integration 2.0. Engineering expenses increased $9 million primarily due to investments in new technology. Amortization expense increased $3 million primarily due to accelerated amortization related to restructuring actions.
Interest expense, net
Interest expense, net, increased $16 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher average overall debt balances and higher effective interest rates in the current period.
Other Income, net
Other income, net, decreased $4 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher foreign exchange losses in the current year compared to the prior year.
Income taxes
The effective income tax rate was 25.5% and 25.3% for the six months ended June 30, 2023 and 2022, respectively. The increase in the quarterly effective tax rate is primarily the result of a change in the mix of earnings across jurisdictions.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2023	2022	Change	% Change
Net sales:
Sales of goods	$2,263	$1,935	$328	17.0%
Sales of services	1,011	877	134	15.3%
Total Net sales	$3,274	$2,812	$462	16.4%
Cost of sales:
Cost of goods	$(1,703)	$(1,398)	$305	21.8%
Cost of services	(550)	(497)	53	10.7%
Total cost of sales	$(2,253)	$(1,895)	$358	18.9%
Cost of Sales (% of net sales)	68.8%	67.4%	1.4

Gross profit	$1,021	$917	$104	11.3%

Operating expenses	$(523)	$(495)	$28	5.7%

Income from operations	$498	$422	$76	18.0%
Income from operations (% of net sales)	15.2%	15.0%	0.2
The following table shows the major components of the change in Net sales for the Freight Segment in the first six months of 2023 from the first six months of 2022:

In millions
First Six Months of 2022 Net Sales	$2,812
Acquisitions	32
Foreign Exchange	(30)
Organic changes in Net sales by Product Line:
Equipment	164
Services	144
Components	112
Digital Intelligence	40
First Six Months of 2023 Net Sales	$3,274
Net sales
Freight Segment organic sales increased across all product lines by $460 million driven primarily by:
•Equipment sales increased due to higher locomotive and mining sales
•Services sales increased from a larger active locomotive fleet which drives higher parts and services sales, and higher deliveries of locomotive modernizations
•Components sales increased due to a higher railcar build, increased railcars in operation, and growth in industrial end-markets
•Digital Intelligence sales increased due to higher demand for on-board locomotive and mining solutions, international Positive Train Control (PTC) sales and technology upgrades
Cost of sales
Freight Segment Cost of sales increased $358 million and Cost of sales as a percentage of sales increased 1.4 percentage points due to:
•Higher sales volume

•Unfavorable mix within the Freight Segment product lines
•Higher next generation product development costs in Digital Intelligence
•Operational inefficiencies, including increased costs from labor negotiations at our Erie operations
•Higher restructuring costs
Cost of sales for the six months ended June 30, 2023 and 2022 included $6 million and $3 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization, with a portion of the amounts in 2023 related to Integration 2.0. The amounts in 2023 also include the write-off of non-cash assets in Russia that were determined to not be recoverable in the second quarter.
Operating expenses
Freight Segment operating expenses increased by $28 million primarily driven by:
•Higher Selling, general and administrative expenses of $20 million resulting from higher costs to support increased sales volume and higher employee compensation and benefits costs
•Higher investments in new technology increasing Engineering expense by $6 million

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2023	2022	Change	% Change
Net sales	$1,327	$1,163	$164	14.1%
Cost of sales	$(960)	$(840)	$120	14.3%
Cost of sales (% of net sales)	72.3%	72.2%	0.1

Gross profit	$367	$323	$44	13.6%

Operating expenses	$(232)	$(208)	$24	11.5%

Income from operations	$135	$115	$20	17.4%
Income from operations (% of net sales)	10.2%	9.9%	0.3
The following table shows the major components of the change in net sales for the Transit Segment in the first six months of 2023 from the first six months of 2022:

In millions
First Six Months of 2022 Net Sales	$1,163
Foreign Exchange	(33)
Changes in Sales by Product Line:
Original Equipment Manufacturing	79
Aftermarket	118
First Six Months of 2023 Net Sales	$1,327
Net sales
Transit Segment organic sales increased by $197 million primarily driven by strong Aftermarket and Original Equipment Manufacturing sales primarily as a result of increased infrastructure investment and demand for original equipment door, HVAC and brake systems.
Cost of sales
Transit Segment Cost of sales increased by $120 million and Cost of sales as a percentage of sales increased by 0.1 percentage points due to:
•Higher sales volume
•Unfavorable mix within product lines
•Increased manufacturing costs
•Higher restructuring costs
Partially offset by:
•Benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects
•The effects of foreign exchange rates
Transit Cost of sales for the six months ended June 30, 2023 and 2022 includes $6 million and $4 million, respectively, of restructuring costs, primarily for footprint rationalization and headcount actions in Europe, with the amounts in 2023 related to Integration 2.0.
Operating expenses
Transit Segment operating expenses increased by $24 million primarily driven by:
•Higher SG&A expenses of $19 million to support higher sales volume and higher employee compensation and benefit costs
•Higher Engineering expenses of $4 million for investments in new technology

Partially offset by:
•Benefits from structured cost actions taken through restructuring actions
•The effects of foreign currency
Transit Operating expenses for the six months ended June 30, 2023 and 2022 includes $7 million and $3 million, respectively, of restructuring costs, primarily for footprint rationalization and headcount actions in Europe, with the amounts in 2023 related to Integration 2.0.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows and borrowings under the Company’s Senior Notes and unsecured credit facility with a consortium of commercial banks. Additionally, the Company utilizes the revolving receivables program and supply chain financing program described below, as well as other short-term financing agreements with certain banks for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In millions	2023	2022
Cash provided by (used for):
Operating activities	$90	$424
Investing activities	$(293)	$(117)
Financing activities	$30	$(256)
Operating activities In the first six months of 2023, cash provided by operating activities was $90 million compared to $424 million in the first six months of 2022, resulting in a decrease of $334 million. Significant changes to the sources and (uses) of cash causing the decrease include the following:
•$54 million attributable to higher Net income and other changes in the related statements of income amounts;
•$(377) million from net changes in working capital primarily driven by: $(195) million related to changes in receivables due to timing and volume of sales and the net change in the Revolving Receivables Program, $(190) million unfavorable change in Accounts payable and $8 million of favorable change in Inventory;
•$(45) million from changes in the timing of customer deposits; and,
•$52 million from changes to employee related benefit payments.
Investing activities In the first six months of 2023 and 2022, cash used for investing activities was $(293) million and $(117) million, respectively. During the first six months of 2023, Wabtec acquired L&M Radiator Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers, for net cash of approximately $(223) million, and expended $(70) million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. During the first six months of 2022, Wabtec made two strategic acquisitions for a combined purchase price of $(69) million and expended $(50) million for additions to property, plant, and equipment.
Financing activities In the first six months of 2023, cash provided by financing activities was $30 million which included $374 million from net changes in debt, $(252) million in stock repurchases, $(62) million of dividend payments, $(15) million of payments for income tax withholding on share-based compensation, and $(12) million for distributions to noncontrolling interest. In the first six months of 2022, cash used for financing activities was $(256) million, which included $200 million from net changes in debt, $(399) million in stock repurchases, $(55) million of dividend payments, and $(1) million of payments for income tax withholding on share-based compensation.
As of June 30, 2023, the Company held approximately $371 million of cash, cash equivalents and restricted cash, of which approximately $13 million was held within the United States and approximately $358 million was held outside of the United States, primarily in India, Europe, China, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts.
Beginning September 15, 2023, the effective interest rates for the 2024 Notes and the 2028 Notes will each be reduced by 0.25% due to a favorable change in Wabtec's corporate bond rating. Additionally, Management is evaluating options to refinance the $250 million of Senior Notes due on August 15, 2023, including the option to utilize the Delayed Draw Term Loan in the Restated Credit Agreement. During 2023, the Company has also entered into $250 million of interest rate contracts to manage its net exposure to interest rate changes and its overall cost of borrowing. These contracts may be utilized for future bond refinancing.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Revolving Receivables Program
The Company utilizes a revolving receivables facility to sell up to $350 million of certain receivables through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than collections reinvested for any applicable periods. Net cash proceeds from the revolving receivables program were $155 million and $180 million for the six months ended June 30, 2023 and 2022, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2023
Net sales	$2,731
Gross profit	$698
Net income attributable to Wabtec shareholders	$283
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	June 30, 2023	December 31, 2022
Current assets	$1,357	$1,328
Noncurrent assets	$2,362	$2,384
Current liabilities	$2,747	$1,881
Long-term debt	$2,858	$3,209
Other non-current liabilities	$606	$551

The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2023
Net sales to non-guarantor subsidiaries	$500
Purchases from non-guarantor subsidiaries	$833

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	June 30, 2023
Amount due from/(to) non-guarantor subsidiaries	$(6,861)

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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Six Months Ended June 30, 2023
Net sales	$272
Gross profit	$48
Net income attributable to Wabtec shareholders	$(183)
Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	June 30, 2023	December 31, 2022
Current assets	$165	$264
Noncurrent assets	$765	$770
Current liabilities	$1,430	$733
Long-term debt	$3,399	$3,740
Other non-current liabilities	$119	$128

The following is a description of the transactions between the combined Parent Company and Wabtec Netherlands, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Six Months Ended June 30, 2023
Net sales to non-guarantor subsidiaries	$21
Purchases from non-guarantor subsidiaries	$81

Unaudited
Issuer and Guarantor
In millions	June 30, 2023
Amount due from/(to) non-guarantor subsidiaries	$(7,704)
Company Stock Repurchase Plan
On February 14, 2023, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $232 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Restated Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2023, approximately $588 million was remaining under the stock repurchase plan.
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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2023. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2023:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2023	—	$—	—	$663
May 2023	770,808	$97.28	770,808	$588
June 2023	—	$—	—	$588
Total quarter ended June 30, 2023	770,808	$97.28	770,808	$588
(1)     On February 14, 2023, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $750 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $232 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Restated Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2023, approximately $588 million was remaining under the stock repurchase plan.
None of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the second quarter ended June 30, 2023.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 27, 2023