Form 10-K
period 2023-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2024-02-14
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
The registrant estimates that as of June 30, 2023, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $19.4 billion based on the closing price on the New York Stock Exchange for such stock.
As of February 9, 2024, 177,028,765 shares of Common Stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 16, 2024 are incorporated by reference into Part III of this Form 10-K.

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
As a result of those strategic acquisitions, as well as other smaller acquisitions and organic growth, Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems and services for the freight rail and passenger transit industries, and the mining, marine, and industrial markets. Wabtec has approximately 29,000 employees, excluding contingent workers, and operations in over 50 countries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world.
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
As growth continues, Wabtec expects to have additional opportunities to provide products and services in these markets. New technologies offered by Wabtec can provide solutions to improve safety, cost and reliability of rail, as well as support the modernization of the global rail fleets. Consistent with the UNIFE study, increased investment in infrastructure improvements, digitalization and automation is expected, all of which would improve efficiency in the global rail industry.
Business Segments and Products
We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers. The Freight Segment primarily manufactures new and modernized locomotives; provides aftermarket parts and services to existing locomotives; provides components to new and existing freight cars; builds new commuter locomotives; supplies rail control and infrastructure products including electronics, positive train control equipment, signal design and engineering services; provides a comprehensive suite of software-enabled solutions designed to improve customer safety, efficiency and productivity in the transportation and mining industries; overhauls locomotives; and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, utilities, and companies in the mining, marine, and industrial markets. We are a global manufacturer of diesel-electric locomotives for freight railroads producing essential products and solutions that help railroads reduce operating costs, decrease fuel use, minimize downtime and comply with emissions standards. As a result of the large base of nearly 24,000 locomotives currently in use, Wabtec's Services product lines of modernizing, rebuilding and overhauling, remanufacturing, maintaining, and exchanging locomotives and components in the aftermarkets provides a significant, recurring revenue stream. In 2023, the Freight Segment accounted for approximately 72% of Wabtec’s total net sales, with approximately 58% of its net sales in the U.S. and approximately 66% of the Freight Segment’s net sales were in the aftermarket.
The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses; supplies rail control and infrastructure products including electronics, signal design and engineering services; and refurbishes passenger transit vehicles. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of passenger transit vehicles and buses around the world. In 2023, the Transit Segment accounted for approximately 28% of our total net sales, with approximately 19% of its net sales in the U.S. Approximately 55% of the Transit Segment’s net sales are in the aftermarket.
The following is a summary of our primary products and services in both aftermarket and original equipment across both of our business segments:
Equipment:
•Diesel-electric, battery, and liquid natural gas powered locomotives for freight and transit
•Engines, electric motors and premium propulsion systems used in locomotives, mining, marine, stationary power and drilling applications
•Marine and mining products

Digital Intelligence Products:
•Positive Train Control ("PTC") equipment and electronically controlled pneumatic braking products
•Railway electronics, including event recorders, monitoring equipment and end of train devices
•Signal design and engineering services
•Train performance such as distributed locomotive power, train 'cruise control', and train remote control
•Transport intelligence such as Industrial/mobile Internet of Things (IoT) hardware & software, edge-to-cloud, on and off-board analytics & rules, and asset performance management
•Transport logistics such as rail and shipper transportation management and port visibility and optimization
•Network optimization such as rail network scheduling, dispatch and optimization, intermodal, terminal management and optimization, and rail yard management and optimization

Components:
•Freight car trucks and braking equipment and related components for Freight applications
•Air compressors and dryers
•Heat transfer components and systems for diesel and gas engine cooling, generator and transformer coolers and high temperature applications
•Track and switch products
•New commuter and switcher locomotives
•Turbochargers for industrial and aftermarket vehicle applications

Services:
•Freight locomotive overhauls, modernizations and refurbishment
•Master service agreements for locomotive and car maintenance
•Transit locomotive and car overhaul
•Unit exchange of locomotive components
•Maintenance of way equipment and services

Transit Products:
•Railway and freight braking equipment and related components, including high-speed passenger transit vehicles
•Friction products, including brake shoes, discs and pads
•Heating, ventilation and air conditioning equipment
•Access doors and platform screen doors
•Pantographs

•Auxiliary power converter and battery charging
•Passenger information systems and closed-circuit television
•Signaling and railway electric relays
•Doors, window assemblies, accessibility lifts, ramps and electric charging solutions for buses
Wabtec is utilizing a flexible and growing portfolio of freight rail and passenger transit products and innovative technologies to support customers’ sustainability goals and targets. From pioneering advancements to current signaling systems and network efficiency solutions, we are striving to increase the rail capacity to move more freight by train. Wabtec is working to reduce existing locomotive fleet emissions through fuel-efficiency solutions and testing renewable diesel and biofuels. We are developing advanced propulsion technologies such as the first heavy-haul 100% battery electric locomotive. In 2023, Wabtec secured several orders for new battery-electric locomotives and modernizations that will upgrade existing fleets to help our customers extend the service life of their fleet and improve performance and reliability. We are also conducting collaborative research and development efforts with the National Laboratories to support the use of hydrogen to lower emissions across the rail industry. In 2023, Norfolk Southern recognized Wabtec’s innovations in modernizing locomotives with its inaugural Thoroughbred Sustainability Partner Award in recognition of energy efficiency, innovation, and environmental stewardship. Wabtec also is implementing energy-reducing technologies for the passenger transit sector. In 2022, Wabtec received sustainability awards from both the German Ministry of Transportation and Deutsche Bahn and for our Green Air heating, ventilation, and air conditioning (HVAC) solution.
In recent years, we have also introduced a number of significant new products, including PTC equipment that encompasses onboard digital data and global positioning communication protocols. We are making additional investments in this technology which we believe will provide customers with opportunities to improve safety and efficiency, in part through data analytics solutions. During 2023, Wabtec also expanded the Digital Intelligence portfolio with entry into the railcar telematics market.
For additional information on our business segments, see Note 19 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report.
Competitive Strengths
Through both organic growth and strategic acquisitions, Wabtec has developed the following competitive strengths:
•Iconic legacy and strong reputation with a history of over 150 years of innovation. Wabtec has been transforming the rail landscape through various innovations and technologies for over 150 years. We have a long history of advancing technologies to meet customer needs and have been recognized for the development and production of locomotives, equipment, including PTC equipment, and systems for the freight rail and passenger transit industries. We are also a service provider for freight rail and passenger transit vehicles.
•Breadth of product offering with a stable mix of original equipment market (OEM) and aftermarket business. Our comprehensive product portfolio and service offerings span the freight rail and passenger transit industries, as well as the bus, mining, marine, and industrial markets, which help Wabtec balance the cyclical nature of the global rail business. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users, such as the railroads and the passenger transit authorities, is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety- and performance-related replacement parts and technology upgrades from the original equipment components supplier. Wabtec has an installed base of nearly 24,000 locomotives, as well as a diverse offering of Transit locomotives and cars both internationally and domestically. Our significant installed base enables opportunities in the aftermarket parts and services business.
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
•Decarbonizing the rail industry. We have taken significant steps to decarbonize global transport and make our world safer, smarter and greener. Wabtec is advancing our sustainability priorities both through our own commitments to our people, communities, and planet, as well as by innovating next generation technologies that reduce emissions, energy consumption and waste, and increase fuel efficiency for our customers through advancements in our equipment and digital solutions.

•Driving the digital transformation of the rail industry. Our early investment in data analytics and software has allowed us to become a strategic partner for customers looking to derive new value from existing assets, digitally transform their operations and enhance their network optimization. Through these initiatives, our digital solutions have helped to transform many distribution channels in the transportation industry including mine to ports, from shipper to receiver, from port to intermodal terminals to main line locomotives and railcars and across train yards and operation centers. The breadth of our Digital Intelligence solutions gives customers confidence in our ability to address their current and future needs with the latest digital technologies.
•Strategic partnerships with longstanding customers and other key stakeholders. We listen to our key stakeholders and focus on areas where Wabtec can enable the most meaningful impact for our customers, communities, and the world. Transformational change requires collaboration, so we are committed to accelerating progress by partnering with customers, government leaders, corporations, universities, and other key stakeholders. For example, we have partnered with a customer, as well as an artificial intelligence and robotics institution to create technologies that will further decarbonize freight rail transport, improve freight safety, and generate greater rail network utilization. By working together with these partners and others, we are developing advanced solutions for the industry to realize the zero-emission rail network of the future.
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
•Streamlined cost structure and operational excellence provide operating leverage and support Wabtec’s growth. We focus on driving continuous operational improvement across the organization by sharing best practices, instilling a culture of learning, problem solving and constant improvement, and driving standard operating practices. Wabtec is also focused on earnings growth through expanding high-margin recurring revenue streams. Additionally, Wabtec is a provider of technology-enabled locomotives and equipment, freight car components, systems, and services for the freight rail and passenger transit industries. The size of Wabtec's operations enables the Company to achieve economies of scale, in addition to using best-cost locations for executing on operational decisions. Completed strategic acquisitions and integrations have also led to operating synergies across Wabtec.
Business Strategy
We strive to generate sufficient cash to invest in our growth strategies while maintaining world-class product value, technology and customer responsiveness. We continuously strive to improve quality, delivery and productivity, and to reduce costs utilizing global sourcing and supply chain management. These practices enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. We also rely on functional experts within the Company across various disciplines to train, coach and share best practices throughout the Company, while benchmarking against best-in-class competitors and peers. Over time, we intend to continue to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•Accelerate innovation of scalable technologies. We continue to emphasize innovation and development funding to create new products and capabilities to increase customer productivity, efficiency, capacity, utilization and safety, such as the battery electric locomotive, hydrogen powered locomotive, vehicle monitoring and data analytics. We plan to invest in bringing new technologies to market for our customers. A significant portion of our investment is expected to be focused on three customer-centric areas of innovation: zero-emissions operations, automation and digitization and advanced supply chain visibility. These investments will position our customers for success and make these technologies the standard going forward. We have a multi-year initiative to build on our existing expertise and technologies in the Digital Intelligence space. In addition, we invest in developing enhancements and new features to existing products, such as brake discs and heat exchangers. We are focusing on technological advances, especially in the areas of electronics, battery power and alternative fuels, including hydrogen technologies, braking products and other on-board equipment, as a means to deliver new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments.

•Grow and refresh expansive installed base. We are a transportation and component manufacturer with a significant installed base with expansive product and service capabilities. We have nearly 24,000 locomotives in service, the majority of which are equipped with Digital Intelligence technologies, like Positive Train Control. We intend to increase sales through direct sales of existing products to current and new customers, by developing specific new products for application in new geographic markets, by making strategic acquisitions and through joint ventures with railway suppliers which have a strong presence in their local markets. We believe that international markets represent a significant opportunity for future growth. In Transit, we are focused on mature markets such as Europe and emerging markets such as India. In Freight, we are targeting markets that operate significant fleets of locomotives and freight cars, including Australia, Brazil, Egypt, India, South Africa, Kazakhstan, and other select areas within Europe, Asia and South America. In addition, we have opportunities to increase the sale of certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy.

•Lead the decarbonization of rail. Today, rail represents the cleanest, most energy efficient and safest mode of moving freight and people on land. As global demands for growth increase, current trends suggest that freight and passenger rail activity will more than double by 2050, leading to an increased demand for sustainable transportation of people and goods. These converging forces highlight the critical interplay between market dynamics, the need for decarbonization and Wabtec’s business strategy. Wabtec is helping customers transition to a more utilized, efficient, and low-carbon rail network. Alternative clean energy technologies are critical in the fight against climate change and reducing greenhouse gas emissions. We are helping our customers reduce their overall carbon footprint through the development of low-emitting locomotives like our Tier 4 and battery-electric locomotives, Trip Optimizer, Green Air and Green Friction products, and the use of alternative fuels such as biodiesel, renewable diesel, and hydrogen.

•Expand high-margin recurring revenue streams. Our expansive installed base allows us to generate strong recurring revenues with replacement parts and components, digital solutions, overhauls and modernizations. Aftermarket sales are typically done at higher margins and are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. Sales of aftermarket parts and services represent approximately 60% of total net sales. As a long-time supplier of original equipment, we have an extensive installed base of equipment in operation and growing this installed base further will expand our recurring aftermarket sales. Wabtec provides aftermarket parts and services for its components, and we seek to expand this business with customers who currently perform the work in-house. In this way, we expect to benefit as transit authorities and railroads outsource certain maintenance and overhaul functions.

•Drive continuous operational improvement. We are focused on continuous improvement to drive cost competitiveness, effectively deploy capital and accelerate Lean. Lean is a set of principles that emphasize customer focus, elimination of waste, high quality growth and relentless prioritization of work to improve safety, quality, delivery and cost. Lean is being embedded in our culture and is fundamental to how we execute our strategy. We are using Lean principles to help examine processes and continuously improve them by solving problems at their root cause. Our Lean transformation model focuses on driving process improvements and management systems to maximize the flow of value produced for the customer, remove waste, empower employees and optimize the enterprise. These principles are also rigorously applied to sustainability and safety.
Recent Acquisitions
See Note 3 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for additional information about our recent acquisitions.
Backlog
Backlog represents the future sales we expect to recognize on firm orders received from customers and approximates the Company’s remaining performance obligations at the end of each period. The Company’s total backlog was approximately $22 billion at December 31, 2023. The Company’s contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Generally, if a customer were to cancel a contract, we would have an enforceable right to payment for work completed up to the date of cancellation which would include a reasonable profit margin. Substantial scope-of-work adjustments are common. For these and other reasons, completion of the Company’s backlog may be delayed or canceled. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternative modes of transportation.

The roll forward of the Company's backlog of firm customer orders and the expected year of completion are as follows:

In millions	Freight Segment	Transit Segment	Consolidated
Balance at December 31, 2022	$18,641	$3,800	$22,441
New orders	5,850	2,967	8,817
Less: Net sales	(6,962)	(2,715)	(9,677)
Adjustments / foreign exchange, net	302	116	418
Balance at December 31, 2023	$17,831	$4,168	$21,999

Expected Delivery
2024	$5,450	$2,007	$7,457
Thereafter	$12,381	$2,161	$14,542
Global economic conditions have not resulted in any material cancellations recently, but they have impacted the timing of some orders in backlog as, in certain cases, the delivery of goods and services were pushed out from their original timelines and could result in future modifications or cancellations.
Engineering and Development
To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2023, 2022 and 2021, we invested $218 million, $209 million and $176 million, respectively, in engineering for product development and improvement activities. Significant incremental engineering expense can be incurred with the execution of original equipment customer contracts. Across the Company we have established multiple Centers of Competence, which have specialized, technical expertise in various disciplines and product areas.
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
Intellectual Property
We have more than 6,500 active patents worldwide and file for approximately 300 new patents each year. We actively review our patent procurement processes and make adjustments as appropriate to the business environment. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property. We actively monitor competitor patent issuance during our product development to reduce litigation risks, and we follow their product development practices to monitor possible patent infringement by them, and to evaluate their strategies and plans.
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
Top customers can change from year to year. For the fiscal year ended December 31, 2023, our top five customers accounted for approximately 30% of net sales. No one customer represents 10% or more of consolidated net sales. We believe that we have strong relationships with all of our key customers.

Competition
We operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support.
Our principal competitors vary across product lines and geographies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (“Knorr”) and Amsted Rail Company, Inc., a subsidiary of Amsted Industries Corporation, are our principal overall OEM competitors. Our primary competition for locomotives is Electro-Motive Diesel, owned by a subsidiary of Caterpillar. Our primary competition for freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations and Knorr. We believe our key strengths, strategic partnerships and operational excellence, coupled with an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, Knorr is our main competitor, although not in every product line or geography. In addition, our competitors often include smaller, local suppliers in most international markets. Depending on the product line and geography, we can also compete with our customers, such as CRRC Corporation Limited, a China-based manufacturer of rolling stock.
Environmental, Social and Governance
Sustainability
Wabtec is committed to sustainable value creation. Our sustainability strategy is to contribute to a better, more sustainable world through our unique business offerings, technologies and sustainable business practices. Our strategy helps us capitalize on market opportunities and reduce safety and environmental risks, while creating value for our customers, employees and other stakeholders. Wabtec utilizes three Strategic Sustainability Principles to execute our sustainability strategy:
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

As we refine our sustainability strategy, we believe it is important to listen to our key stakeholders. Accordingly, we identified the following Environmental, Social and Governance ("ESG") topics with the highest relative priority to Wabtec and its external stakeholders, which are aligned to our overall sustainability strategy and action plans:

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
Wabtec is committed to transparency on ESG topics, including the opportunities and challenges we encounter as we work to enhance performance and conduct business in a responsible manner. We publish an annual Sustainability Report, where we present ESG information, including policies, goals, activities, and qualitative and quantitative data on our progress. See "Available Information," below.
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
ESG Governance
Wabtec developed an ESG governance framework to provide oversight for our climate action strategy. This framework starts with Wabtec's Board of Directors who oversee the execution of the Company’s ESG strategy as part of their oversight of Wabtec’s overall business, risks and opportunities. The Board of Directors delegates certain ESG responsibilities to committees and has established an Environmental, Social and Governance Subcommittee ("ESG Subcommittee") to support and provide oversight of Wabtec’s sustainability strategy and ongoing commitment to ESG matters relevant to Wabtec, including complying with all applicable laws and regulations affecting the health and safety of our employees and stakeholders, as well as protection of the environment (including climate) and other public policy matters.

The ESG governance framework is supported by Wabtec's broader enterprise risk management process, which is Wabtec's primary vehicle for assessing and managing operational, strategic, financial, and compliance risk. An enterprise risk management report, which includes climate change as a risk category, with the status of relevant mitigation measures, is reviewed with the Board of Directors twice a year.
Human Capital
In 2023, after years of growth and integration, we took the next step on our journey to become One Wabtec by aligning the behaviors of our legacy companies and evolving our shared culture. We launched our new cultural blueprint through our Vision, Mission, and Values after hearing from over 2,200 diverse stakeholders around the globe, including our customers, team members, managers, senior leaders, and Board of Directors. Our vision; Revolutionize the way the world moves for future generations. Our mission; unlock our customers’ potential by delivering innovative and lasting transportation solutions. At Wabtec, our purpose stems from four values that shape our core identity: People First, Expand the Possible, Embrace Diversity, and One Wabtec. These values are woven throughout our global operations, and they motivate us to build lasting connections.
Our headquarters are in Pittsburgh, Pennsylvania and we have offices, facilities, and operations in over 50 countries around the globe. As of December 31, 2023, we have a global workforce of approximately 29,000 employees, excluding contingent workers.
A portion of our workers are represented by labor unions. The United Electrical, Radio and Machine Workers of America (UE), Locals 506 and 618 collective bargaining agreement, covering approximately 1,400 locomotive manufacturing workers in Erie, Pennsylvania, expired on June 9, 2023. Negotiations with the UE officially began on April 27, 2023 and an agreement between the Company and the UE was not reached before the contract expired. On June 22, 2023, the UE voted against ratification of the Company's proposed agreement and authorized a strike. The Company and the UE subsequently reached an agreement that was ratified by the UE on August 31, 2023, ending the labor strike. The Company continuously monitors its labor activity.
Diversity and Inclusion
Wabtec is committed to ensuring a diverse and inclusive workplace that respects and seeks the unique talents, experiences and viewpoints of all our employees. Wabtec has a Diversity and Inclusion Council, led by members of Wabtec’s executive leadership team, who oversee global diversity and inclusion policies and initiatives. We strive to create an inclusive workplace where employees can be themselves. During 2022, we created the position of Global Diversity & Inclusion Leader to drive progress on our commitment to promoting diversity and fostering an inclusive workplace that attracts, develops and retains diverse talent. Our Board of Directors also plays a critical role in creating an organization that prioritizes, supports, and invests in diversity, inclusion, and equity. Women constituted approximately 17% of our global workforce and approximately 20% of our salaried employees, and people of color constituted approximately 25% of the total U.S. workforce. Wabtec's Board is considered 44% diverse based on gender, race/ethnicity.
Training and Development
We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring and coaching programs. We have invested in training courses through Wabtec’s Learning Management System ("LMS"). In 2023, Wabtec again partnered with a third-party to provide diversity and inclusion training. Over 10,000 employees have participated in the training, which was coupled with tools and resources for people leaders to help make diversity and inclusion part of a long-term conversation rather than a one-time training.
Our Leadership, Expertise, Advancement and Development ("LEAD") program is the primary path for university graduates into Wabtec. LEAD is a two-year program that offers an immersive learning experience in the fields of engineering, operations, finance and IT along with extensive leadership training designed to build the next generation of leaders. On average, there are 100 participants in the LEAD program that rotate between business units every six months to work on strategic projects and assignments, gain exposure to senior leadership and build their global professional network. We are focused on strengthening this program to support our global talent pipeline.
In addition, Wabtec recognized our first graduating class of the Propel leadership development program created for mid-career employees and designed to cultivate and accelerate individual leadership and growth for our engineers around the world. Program participants have the opportunity to hone key skills, network, gain visibility with senior leadership, and strengthen cross-cultural awareness. The program includes stretch assignments, high-impact projects, and a custom curriculum supported by ongoing feedback and mentorship from senior leaders.

Environmental, Health and Safety
Putting people first is how we do business at Wabtec. Our Environmental, Health and Safety ("EHS") program has a longstanding commitment to continuously improve and foster a culture that proactively reduces risks and hazards in our operations, protects the environment, ensures regulatory compliance, and encourages learning and development. To ensure operational accountability for EHS across all levels of Wabtec, we use standard metrics (both lagging and leading indicators) and structured management reviews to track and measure EHS performance across all our operational sites. Monthly EHS operating reviews with the Executive Vice President for Global Operations are used to review operational risks at the enterprise-level, develop strategic initiatives, and communicate key performance indicators to senior management. Each site is responsible for developing a risk reduction plan to drive site or project-level actions related to risk reduction, compliance assurance, employee engagement, and continuous EHS improvement. In 2023, we continued to focus on our EHS performance by deploying an enterprise-wide electronic EHS concern reporting tool to make it easier for our team members to raise an EHS concern at any time and continuing our monthly incident review sessions with site Operations and EHS teams to review common incidents, discuss corrective actions, and share best practices. Through these efforts, our Operations and EHS teams are partnering to eliminate and reduce hazards and risks within Wabtec’s operations, which is fundamental to improved EHS performance. While we had zero fatalities and over 70 operational sites with zero recordable injuries across Wabtec’s operations in 2023, our total recordable injury rate slightly increased by 6% compared with 2022. We remain steadfast in our commitment to protecting our people and driving toward EHS excellence.
Wabtec also continued its EHS leadership training course aimed at building the toolkits of general managers and plant managers to empower them as critical stewards of our EHS culture. This course instills Wabtec’s EHS expectations of its Operational Leaders by providing an awareness of EHS impacts and legal and compliance responsibilities, practical tips for achieving and maintaining EHS excellence, and ideas for cultivating a positive culture and engaging employees to take ownership for EHS. As of 2023, approximately 185 leaders from over 25 countries have attended the training.
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
We provide our employees resources to help them be mentally, physically and financially well. We offer a wide range of benefits including healthcare and wellness (physical and mental) benefits, retirement benefits, paid time off, an employee assistance program, and seven employee resource groups to build diverse and inclusive communities at Wabtec.
Regulation
In the course of our operations, we are subject to various regulations and standards of governments and other agencies in the U.S. and around the world. These entities typically govern equipment, safety and interoperability standards for freight rail rolling stock and passenger transit, oversee a wide variety of rules and regulations governing safety and design of equipment, and evaluate certification and qualification requirements for suppliers. New products generally must undergo testing and approval processes that are rigorous and lengthy. As a result of these regulations and requirements, we must usually obtain and maintain certifications in a variety of jurisdictions and countries. The governing bodies include the Federal Railroad Administration ("FRA") and the Association of American Railroads ("AAR") in the U.S., and the International Union of Railways (“UIC”) and the European Railway Agencies in Europe. Also, in Europe, the European Committees for Standardization continually draft new European standards which cover, for example, the Reliability, Availability, Maintainability and Safety of railways systems. To guarantee interoperability in Europe, the European Union for Railway Agencies is responsible for defining and implementing Technical Standards of Interoperability, which covers areas such as infrastructure, energy, rolling stock, telematic applications, traffic operation and management subsystems, noise pollution and waste generation, protection against fire and smoke, and system safety.
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
Available Information
We maintain a website at www.wabteccorp.com. Available free of charge on this site are: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders, our Green Bond Report (https://ir.wabteccorp.com/investor-relations/green-finance-framework), our Sustainability Report (www.wabteccorp.com/sustainability), and other information. The Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. The following are also available free of charge on this site and are available in print to any shareholder who requests them: Our Corporate Governance Guidelines, the charters of our Audit, Compensation and Talent Management and Governance and Sustainability Committees, our Code of Conduct, which is applicable to all employees, our Code of Ethics for Senior Officers, which is applicable to our executive officers, our Policies on Related Party Transactions and Conflict Minerals.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information on our executive officers as of February 14, 2024.

Officers	Age	Position
Rafael Santana	52	President and Chief Executive Officer
David L. DeNinno	68	Executive Vice President, General Counsel and Secretary
John A. Olin	63	Executive Vice President and Chief Financial Officer
Nicole Theophilus	53	Executive Vice President and Chief Human Resources Officer
Eric Gebhardt	55	Executive Vice President and Chief Technology Officer
Gina Trombley	53	Executive Vice President, Sales & Marketing & Chief Commercial Officer - Americas
Greg Sbrocco	55	Executive Vice President, Global Operations
Michael E. Fetsko	59	President, Freight and Industrial Components
Alicia Hammersmith	53	President, Freight Services
Rogerio Mendonca	51	President, Freight Equipment
Nalin Jain	54	President, Digital Intelligence
Pascal Schweitzer	47	President, Transit
Lillian Leroux	52	Chief Strategy and Sustainability Officer
John A. Mastalerz	57	Senior Vice President of Finance and Chief Accounting Officer
Kristine Kubacki	49	Vice President, Investor Relations
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
Eric Gebhardt was named Executive Vice President and Chief Technology Officer in October 2020. Prior to joining Wabtec, Mr. Gebhardt served as Managing Director of KCK-US, a Deleware corporation, from May 2019 through September 2020. He also served in a variety of roles with General Electric including Chief Technology Officer of GE Power from August 2017 through January 2019, Chief Product Management Officer for GE Energy Connections from February 2017 through August 2017, Chief Platforms and Operations Officer for Current from January 2016 through January 2017, and Chief Technology Officer for GE Oil & Gas from October 2012 through December 2015.
Gina Trombley was named Executive Vice President, Sales & Marketing & Chief Commercial Officer - Americas, effective September 8, 2020. Prior to joining Wabtec, Ms. Trombley served in various executive roles at Bombardier Transportation from 2017 to August 2020, most recently as Vice President of Services and previously as Vice President Sales for Bombardier Transport - Americas. Ms. Trombley also held progressive commercial and marketing leadership roles at Parsons and GE Transportation.

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
Alicia Hammersmith was named President, Freight Services in April 2023. Previously, Ms. Hammersmith served as Group Vice President, Transit Operations from 2020-2023 and as General Manager Latin America & Texas from 2019-2020. Prior to joining Wabtec, Ms. Hammersmith served in various management roles with GE.
Rogerio Mendonca was named President, Freight Equipment in February 2021. Previously Mr. Mendonca served as Vice President for Baker Hughes from July 2017. Prior to that he served as President of GE Transportation in Latin America from April 2016 through July 2017 and in several roles leading up to that including Commercial Director and Service Operations General Manager.
Nalin Jain was named President, Digital Intelligence business effective December 2020. Mr. Jain had served as President, Global Equipment since May 2019 and previously as President & CEO, International Markets since August 2017 for GE Transportation. Prior to that, Mr. Jain had multiple leadership roles of increasing responsibility with GE Aviation and GE Transportation, since September 2005. Mr. Jain served as Director Global Partnerships with Bombardier Inc since July 2002 and prior to that he worked for Saint Gobain.
Pascal Schweitzer was named President, Transit in April 2023. Previously, Mr. Schweitzer served as President, Freight Services from February 2019 to April 2023 and Vice President—Services of GE Transportation from April 2017 to February 2019. He also served as General Manager – Europe – Power Services for GE Power from November 2015 through April 2017 and prior to that several positions with Alstom Power.
Lilian Leroux was named Chief Strategy and Sustainability officer in April 2023. Previously he served as President, Transit from March 2019 to April 2023 and Group President—Brakes & Safety from January 2017 to October 2019. Prior to that, Mr. Leroux held various executive management roles with Faiveley Transport, starting in January 2001.
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
Kristine Kubacki was named Vice President of Investor Relations in April 2019. Previously, Ms. Kubacki was on Wall Street from January 2004 to April 2019 as a sell-side equity analyst covering industrials and served as Executive Director and Senior Analyst for the transportation, logistics and equipment sector at Mizuho Securities USA from June 2017 to April 2019, as well as Director of Equity Research for the global industrial equipment industry at CLSA from July 2016 to March 2017. prior to her role at CLSA, Ms. Kubacki spent nearly nine years covering the industrial sector at Avondale Partners, as well as operations management, process design and supply chain management positions at Procter and Gamble.

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
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of disruptions, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In the aftermath of the disruptions caused by the COVID-19 pandemic, various disruptive forces have continued to impact some of our supply chains, particularly in China, India, the U.S., and Europe. Supply chain disruptions and labor availability constraints have caused component, raw material and chip shortages resulting in an adverse effect on the timing of the Company’s revenue generation. Additionally, broad-based inflation, escalation of diesel, utilities, energy, metals and other commodities costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations have persisted. There can be no assurance that there will not be further, or deeper, supply chain disruptions, or that the steps we are taking to mitigate such disruptions will be effective or achieve their desired results in a timely fashion.
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
The effects of potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.
We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks. As was evidenced by the COVID-19 pandemic, public health crises have the potential to dramatically impact the global health and economic environment and to trigger significant economic volatility and operational uncertainty.
While our operations have generally stabilized since the peak of the COVID-19 pandemic, future public health emergencies, which could include a resurgence of COVID-19, and unpredictable responses by authorities around the world could negatively impact our global operations, customers and suppliers. Any future public health crises, epidemics, pandemics or similar events could result in disruptions to our operations, including higher rates of employee absenteeism and supply chain disruptions, decreased demand for our products, volatility in financial markets, and overall deterioration of national and global economic conditions.
Given the tremendous uncertainties and variables associated with public health crises, we cannot predict the impact of such events, but any one could have a material adverse impact on our business, financial position, results of operations and/or cash flows.
RISKS RELATED TO INTERNATIONAL OPERATIONS
A significant portion of our sales may be derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.
For the fiscal year ended December 31, 2023, approximately 55% of our consolidated net sales were to customers outside of the United States. We intend to continue to expand our international operations, including in emerging markets, in the future. Our global headquarters for the Transit group is located in France, and we conduct other international operations through a variety of wholly and majority-owned subsidiaries and joint ventures, including in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Kazakhstan/Commonwealth of Independent States ("CIS"), the Republic of North Macedonia, Mexico, the Netherlands, Poland, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:
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
Regional and international conflicts, such as the ongoing conflict between Russia and Ukraine and turmoil in the Mideast Region, may adversely affect our business and results of operations.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, may adversely affect our business and results of operations. Regional and international conflicts could have a wide range of negative consequences, including causing damage or disruption to international commerce, disruptions to transportation and distribution routes, volatility in commodity markets, supply chain disruptions, business disruptions (including labor shortages), foreign currency dislocations or broader regional instability.
For example, the current conflict between Russia and Ukraine, has and may continue to adversely affect our business and results of operations. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; disruptions to transportation and distribution routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against companies, including us, including nationalization of foreign businesses and/or assets in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.
Additionally, Wabtec has operations in Kazakhstan that have continued operating but have incurred supply, distribution and currency impacts as an indirect result from the Russian invasion of Ukraine. To date, the operations in Kazakhstan have not been significantly impacted by the ongoing conflict outside of the overall unfavorable impact to economic conditions; however, the future impact to these operations cannot be predicted.
To the extent a regional or international conflict adversely affects our business, particularly in Russia and Kazakhstan, it may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business spending; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, our ability to implement and execute our business strategy, disruptions in global supply chains, our exposure to foreign currency fluctuations, and constraints, volatility, or disruption in the capital markets, difficulty staffing and managing impacted operations, and the recoverability of assets in the region.

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
In addition, certain of our products are subject to extensive, and increasingly stringent, statutory and regulatory requirements governing attributes, such as emissions and noise, including standards imposed by the U.S. Environmental Protection Agency, the European Union and other regulatory agencies around the world. We have made, and will continue to make, significant capital and research expenditures relating to compliance with these standards. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties. In addition to these risks, the nature and timing of government implementation and enforcement of these standards-particularly in emerging markets-are unpredictable and subject to change.
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

We also provide technological products integral to train operation. Accordingly, our business may be adversely impacted by disruptions to our own or third-party information technology infrastructure, which could result from cybersecurity incidents, including, but not limited to, unauthorized access to the Company’s information technology systems, data access or acquisition, and/or encryption of the Company’s environment. For instance, during 2021, one of our vendors publicly disclosed vulnerabilities in its operating system that we use for certain Wabtec products. Additionally, during 2022, the Company detected a cyber-security incident which impacted the Company’s network. The Company promptly activated incident response protocols and completed a thorough investigation. The incidents did not have a material impact on our business, operations or financial results. A successful exploitation of our own or our vendors’ information technology infrastructure could result in service interruptions, safety hazards, misappropriation of confidential information, process failures, security breaches or other operational difficulties. Such an event could result in decreased revenues and increased capital, insurance or operating costs, including the increased costs of security to protect the Company’s infrastructure, among other results. Insurance maintained by the Company to protect against loss of business and other related consequences resulting from cyber incidents may not be sufficient to cover all damages. A disruption or compromise of the Company’s technology systems, even for short periods of time, could have a material adverse effect.
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
At December 31, 2023, we had total debt of $4.1 billion, primarily related to Senior Notes. Being indebted could have important consequences to us. For example, our indebtedness could:
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•place us at a disadvantage compared to competitors that have less debt;
•limit our ability to borrow additional funds; and,
•result in higher borrowing costs impacting our financial results upon refinancing any of our maturing debt.
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
Our Restated Credit Agreement subjects us to customary (i) affirmative covenants, including requirements with respect to certain reporting obligations on us and our subsidiaries, and (ii) negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes (including certain changes in control); business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, we are required to maintain (i) a ratio of EBITDA to interest expense of at least 3.00 to 1.00 over each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter and (ii) a Leverage Ratio, calculated by Net Debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended, of 3.5 or less. All terms are as defined in the Restated Credit Agreement.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 1C.	CYBERSECURITY
Risk Management and Strategy
The security of the Company’s products, data, services and network is a critical priority. To effectively assess, identify and manage material risks associated with cybersecurity threats, the Company has adopted a comprehensive approach with respect to acceptable use, risk management, data privacy, education and awareness, security incident management and reporting, identity and access management, third-party management, security (with respect to physical assets, products, networks and systems), security monitoring and vulnerability identification. The Company has, and continues to, invest in internal and external tools to better detect, patch, monitor, and restore systems. Further, the Company maintains cybersecurity insurance coverage intended to protect against loss of business and other related consequences resulting from cyber incidents.
The Company also maintains a global incident response plan and regularly conducts exercises to help with our overall preparedness. The Company takes measures to improve and update our cybersecurity program, including independent third party assessments, penetration testing and scanning of our systems for vulnerabilities. The Company pairs with assessors, consultants, auditors, and other third-party service providers and advisers to assist in monitoring cybersecurity risks.
The Company remains committed to preserving the integrity of its network, while remaining adaptable to identify new and emerging threats relying on both internal and external research and intelligence gathering. The Company has instituted a Cybersecurity Awareness Month program and the Cybersecurity Champion Network for continuous improvement via trainings and continued awareness on emerging cybersecurity risks.
During 2022, the Company detected a cyber-security incident which impacted the Company’s network. The Company promptly activated incident response protocols and completed a thorough investigation. The incidents did not have a material impact on our business, operations or financial results.
Governance
The Company and its Board understands the importance of maintaining a secure environment for our products, data and systems that effectively supports our business objectives and customer needs. Cybersecurity risks are overseen by the Audit Committee of the Board. The Senior Vice-President and Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) provide ongoing and continuing reports to the Audit Committee, which includes information about cyber-risk management, the effectiveness of the Company’s cybersecurity framework, and benchmarking the Company against its industry peers. The CISO is responsible for navigating cyber risks, data access governance, security governance and global regulatory compliance related to cybersecurity regulations and industry standards. The Company also has a Chief Product Security Officer (“CPSO”) who manages imbedding cybersecurity in the Company’s products and services as they are being developed.
The Company’s CIO, CISO, and cybersecurity team collectively have decades of experience in various roles managing information security, developing cybersecurity strategy, and implementing, planning and operationalizing a comprehensive global IT infrastructure. Our CIO and CISO maintain relevant degrees, certifications, and trainings while also being recognized as experts in their respective fields by industry leaders.
The Company also conducts ongoing cyber security reviews which includes updates on the Company’s enterprise cybersecurity risk and product cybersecurity risk. Risk is assessed utilizing internal key performance indicators and external evaluations to determine the Company’s cybersecurity score in comparison to its peer group. Wabtec's Board of Directors participates in all enterprise annual security awareness training and phishing campaigns. Throughout the year, as appropriate, in addition to regularly scheduled updates, the Audit Committee, CIO, and CISO maintain an ongoing dialogue regarding the Company’s cybersecurity risk and posture. The cybersecurity framework is also supported by Wabtec's broader enterprise risk management process to ensure alignment of the Company’s cybersecurity efforts with the Company’s overall enterprise risk management.

Item 2.	PROPERTIES
Facilities
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2023. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are mainly long-term and generally include options to renew.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Erie, PA	Manufacturing/Warehouse/Office	Freight	Own	3,800,000
Fort Worth, TX	Manufacturing/Warehouse/Office	Freight	Own/Lease	1,438,000
Grove City, PA	Manufacturing/Warehouse/Service	Freight	Own	728,000
Salem, VA	Manufacturing/Warehouse/Office	Freight	Own	320,000
Oak Creek, WI	Manufacturing/Warehouse/Office	Freight	Lease	290,000
Indianapolis, IN	Distribution Center/Office	Freight	Own	265,000
Kansas City, MO	Manufacturing/Warehouse/Office	Freight	Lease	200,000
Hibbing, MN	Manufacturing/Warehouse/Office	Freight	Own	157,000
Spartanburg, SC	Manufacturing/Warehouse/Office	Transit	Own/Lease	184,000
Pittsburgh, PA	Office	Global HQ	Lease	84,000

International
Astana, Kazakhstan	Manufacturing/Warehouse/Office	Freight	Own/Lease	700,000
Bihar, India	Manufacturing/Warehouse/Office	Freight	Own/Lease	500,000
San Luis Potosi, Mexico	Manufacturing/Warehouse/Office	Freight/Transit	Own/Lease	480,000
Doncaster, UK	Manufacturing/Warehouse/Office	Transit	Own	330,000
Contagem, Brazil	Manufacturing/Warehouse/Office	Freight	Own	310,000
Piossasco, Italy	Manufacturing/Warehouse/Office	Transit	Own	301,000
Tours, France	Manufacturing/Warehouse/Office	Transit	Own/Lease	250,000
Pilsen, Czech	Manufacturing/Warehouse/Office	Transit	Lease	236,000
Shanghai, China	Manufacturing/Warehouse/Office	Transit	Lease	220,000
Bangalore, India	Office	Corporate	Lease	171,000

Item 3.	LEGAL PROCEEDINGS
Information with respect to material pending legal proceedings is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report and incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB.” As of February 9, 2024, there were 177,028,765 shares of Common Stock outstanding held by approximately 96,274 holders of record.

The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $142 million annually. The declaration and payment of future dividends are at the discretion of the Board of Directors.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2023, of Wabtec’s common stock to (i) the S&P 500, (ii) the S&P 500 Industrials and, (iii) our peer group of manufacturing companies which consists of the following publicly traded companies: AGCO, AMETEK, Borg Warner, CSX, Dover, Emerson Electric, Fortive, Greenbrier Companies, Howmet Aerospace, Illinois Tool Works, Ingersoll-Rand, Norfolk Southern, Oshkosh, Parker-Hannifin, Rockwell Automation, Terex, Textron, Trinity Industries, and Xylem.

Issuer Purchases of Common Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1) In millions
October 2023	—	$—	—	$588
November 2023	819,918	$111.55	819,918	$496
December 2023	565,029	$115.92	565,029	$431
Total quarter ended December 31, 2023	1,384,947	$113.33	1,384,947	$431

(1)    As of December 31, 2023, approximately $431 million was remaining under the stock repurchase plan. On February 9, 2024, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $1 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $333 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the Restated Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems and services for the freight rail and passenger transit industries, as well as the mining, marine, and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars, and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In 2023, approximately 55% of the Company’s Net sales came from customers outside the U.S.
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
Business Update
During 2023, Wabtec continued to execute on our value creation framework by signing strategic orders for locomotive modernizations in North America that will span multiple years, new locomotives with a North American railroad, new locomotives in Brazil, long-term supply and maintenance agreement for brakes in India, and mining drive systems in high altitude applications. We announced our largest certified pre-owned order for 69 locomotives for a North American customer and won a contract to supply pantograph and Passenger Information Systems for up to 504 transit cars. Wabtec completed the strategic acquisition of L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers for the mining sector, and acquired the remaining 50% ownership interest in Lokomotiv Kurastyru Zauyty (LKZ), a locomotive manufacturing and assembly plant in Kazakhstan. We delivered our 500th locomotive in Kazakhstan for the CIS region and our 500th locomotive to Indian Railways, which was a significant milestone in our 10-year contract. Our senior unsecured debt was upgraded by Moody's, which reflects resiliency of the business, our balance sheet strength and strong cash generation. Additionally, Wabtec rebranded our Digital Electronics product line to Digital Intelligence, a change that more accurately reflects the complete digital products and services portfolio offered to our customers. The Digital Intelligence portfolio was also expanded with entry into the railcar telematics market.
During the first quarter of 2022, Wabtec announced Integration 2.0, a three-year strategic initiative to target incremental run rate synergies estimated to be between $75 million and $90 million in 2025. The scope of the review includes consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement, including the source-to-pay process. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges of approximately $135 million to $165 million related to this initiative, of which approximately $118 million has been incurred through December 31, 2023. Total estimated initiative charges could change based on the specific programs approved or changes to the scope of the review. During the twelve months ended December 31, 2023, the Company incurred one-time restructuring charges for programs included in the initiative of approximately $49 million which were primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Programs approved to date are expected to result in approximately 15 facility closures and impact approximately 1,100 employees. Charges related to Integration 2.0 of

$46 million were recorded during the twelve months ended December 31, 2022, primarily for employee-related costs associated with site consolidations in Europe and costs related to the restructuring of North America distribution channels.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec expects to incur approximately $85 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. Wabtec recorded charges of approximately $28 million in the fourth quarter of 2023 for asset write downs related to Portfolio Optimization.
Future macroeconomic volatility, supply chain disruptions and labor availability could cause component and raw material shortages resulting in an adverse effect on the timing of the Company’s revenue and cash flows. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results. The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through Integration 2.0.
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

ACQUISITIONS
During the fourth quarter of 2023, the Company purchased the remaining ownership shares of LKZ, a locomotive manufacturing and assembly company located in Kazakhstan for $111 million, at which time it became a wholly owned subsidiary of the Company. Prior to this purchase, Wabtec owned 50% of LKZ as a joint venture partner and accounted for its interest as an equity method investment. During the second quarter of 2023, the Company acquired L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers for the mining sector, for a purchase price of approximately $245 million.
During 2022, the Company made three strategic acquisitions in the Freight Segment for a combined purchase price of $89 million. Two of the acquisitions are reported in the Digital Intelligence product line and one is reported in the Services product line. Each of the acquisitions in 2022 are individually and collectively immaterial. On March 31, 2021, the Company acquired Nordco, a leading North American supplier of new, rebuilt and used maintenance of way equipment. The Company also made acquisitions during 2021 not listed above which are individually and collectively immaterial. For additional information related to these acquisitions refer to Note 3 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

RESULTS OF OPERATIONS
Consolidated Results
2023 COMPARED TO 2022
The following table shows our Consolidated Statements of Operations for the years indicated.

	For the year ended December 31,
In millions	2023	2022
Net sales:
Sales of goods	$7,647	$6,459
Sales of services	2,030	1,903
Total net sales	9,677	8,362
Cost of sales:
Cost of goods	(5,581)	(4,791)
Cost of services	(1,152)	(1,031)
Total cost of sales	(6,733)	(5,822)
Gross profit	2,944	2,540
Operating expenses:
Selling, general and administrative expenses	(1,139)	(1,029)
Engineering expenses	(218)	(209)
Amortization expense	(321)	(291)
Total operating expenses	(1,678)	(1,529)
Income from operations	1,266	1,011
Other income and expenses:
Interest expense, net	(218)	(186)
Other income, net	44	29
Income before income taxes	1,092	854
Income tax expense	(267)	(213)
Net income	825	641
Less: Net income attributable to noncontrolling interest	(10)	(8)
Net income attributable to Wabtec shareholders	$815	$633
The following table shows the major components of the change in net sales in 2023 from 2022:

In millions	Freight Segment	Transit Segment	Total
2022 Net Sales	$6,012	$2,350	$8,362
Acquisitions	109	—	109
Foreign Exchange	(23)	25	2
Organic	864	340	1,204
2023 Net Sales	$6,962	$2,715	$9,677
The following discussion compares our results for the year ended December 31, 2023 to the year ended December 31, 2022. The discussion comparing our results for the year ended December 31, 2022 to the year ended December 31, 2021 is included within Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 15, 2023.
Net sales
Net sales for the year ended December 31, 2023 increased by $1.32 billion, or 15.7%, to $9.68 billion compared to the same period in 2022. Organic sales increased $1.20 billion which was attributable to both the Freight and Transit Segments. Freight Segment organic sales increased by $864 million primarily driven by Services sales from higher parts sales and higher deliveries of locomotive modernizations and overhauls, Equipment sales from higher North American and international locomotive sales and increased mining sales, and Components sales due to a higher railcar build and growth in industrial end-markets. Sales from acquisitions contributed $109 million in the Freight Segment. Transit Segment organic sales increased by

$340 million primarily as a result of increased demand for Aftermarket and Original Equipment Manufacturing products driven by increased infrastructure investment.
Cost of sales
Cost of sales for the year ended December 31, 2023 increased by $911 million, or 15.6%, to $6.73 billion compared to the same period in 2022. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of sales was 69.6% for the years ended December 31, 2023 and 2022. Cost of sales for the years ended December 31, 2023 and 2022 included $38 million and $43 million, respectively, of restructuring costs primarily for footprint rationalization and headcount actions, primarily related to Integration 2.0.
Operating expenses
Total operating expenses increased $149 million, or 9.7%, for the year ended December 31, 2023 compared to the same period in 2022. Operating expenses as a percentage of sales was 17.3% and 18.3% for the years ended December 31, 2023 and 2022, respectively. Selling, general and administrative expenses ("SG&A") increased $110 million for the year ended December 31, 2023 compared to the same period in 2022. The increase is primarily from costs incurred to support the higher sales volume, higher employee compensation and benefit costs, and higher professional services spend. Restructuring costs included in SG&A were $18 million and $9 million for the years ended December 31, 2023 and 2022, respectively, primarily for headcount actions and footprint rationalization programs, primarily related to Integration 2.0. Engineering expense increased $9 million primarily due to investments in new technology and Amortization expense increased $30 million, due to Portfolio Optimization costs and increased expense from acquisitions.
Interest expense, net
Interest expense, net, increased $32 million to $218 million for the year ended December 31, 2023 over the same period in 2022 primarily attributable to higher effective interest rates and higher average overall debt balances in the current year.
Other income, net
Other income, net, increased $15 million to $44 million for the year ended December 31, 2023 compared to the same period in 2022. As a result of the change in ownership interest and obtaining control of LKZ, Wabtec's previously held equity interest balance was remeasured to fair value, resulting in a gain of approximately $35 million recorded to Other income, net. The gain was partially offset by lower foreign exchange gains and lower equity income in the current year compared to the prior year.
Income taxes
The effective income tax rate was 24.5% and 25.0% for the years ended December 31, 2023 and 2022, respectively. The decrease in the effective tax rate in 2023 is primarily the result of earnings mix. See Note 11 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report for additional information.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	For the year ended December 31,
In millions	2023	2022	Change	% Change
Net sales:
Sales of goods	$4,945	$4,125	$820	19.9%
Sales of services	2,017	1,887	130	6.9%
Total net sales	6,962	6,012	950	15.8%
Cost of sales:
Cost of goods	(3,630)	(3,098)	532	17.2%
Cost of services	(1,142)	(1,018)	124	12.2%
Total cost of sales	(4,772)	(4,116)	656	15.9%
Cost of Sales (% of Net sales)	68.5%	68.5%	—

Gross profit	2,190	1,896	294	15.5%

Operating expenses	(1,119)	(1,032)	87	8.4%

Income from operations ($)	$1,071	$864	$207	24.0%
Income from operations (% of Net sales)	15.4%	14.4%	1.0
The following table shows the major components of the change in net sales for the Freight Segment in 2023 from 2022:

In millions
2022 Net Sales	$6,012
Acquisitions	109
Foreign Exchange	(23)
Changes in Sales by Product Line:
Services	444
Equipment	250
Components	150
Digital Intelligence	20
2023 Net Sales	$6,962
Net sales
Freight Segment organic sales increased by $864 million driven primarily by:
•Services sales from higher deliveries of locomotive modernizations and overhauls and higher parts sales
•Equipment sales from higher North America and international locomotive sales and increased mining sales
•Components sales from higher original equipment railcar build and increased market share for certain products due to product availability and increased demand for industrial products
Additionally, Freight Segment sales also benefited from our strategic acquisitions, primarily from L&M Radiator Inc., by $109 million.
Cost of sales
Freight Segment Cost of sales increased $656 million and Cost of sales as a percentage of sales remained consistent at 68.5%. The increase in Cost of sales was primarily driven by:
•Higher sales volume

•Manufacturing inefficiencies primarily related to the strike at our Erie facility
•Higher next generation product development costs in Digital Intelligence and Equipment
Partially offset by:
•Favorable mix within the Freight Segment product lines
•Benefits from structured cost actions
Cost of sales for the years ended December 31, 2023 and 2022 included $13 million and $15 million, respectively, of restructuring costs, primarily related to Integration 2.0 and Portfolio Optimization costs.
Operating expenses
Operating expenses as a percentage of sales for the Freight Segment were 16.1% and 17.2% for the years ended December 31, 2023 and 2022, respectively. Freight Segment operating expenses increased by $87 million primarily driven by:
•Higher SG&A expenses of $56 million resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions
•Higher amortization expense of $28 million, due to Portfolio Optimization costs and increased expense from acquisitions
Freight Operating expenses for the year ended December 31, 2023 includes $28 million of restructuring costs related to Integration 2.0 and Portfolio Optimization.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	For the year ended December 31,
In millions	2023	2022	Change	% Change
Net sales	$2,715	$2,350	$365	15.5%
Cost of sales	(1,961)	(1,706)	255	14.9%
Cost of sales (% of Net sales)	72.2%	72.6%	(0.4)

Gross profit	754	644	110	17.1%

Operating expenses	(465)	(413)	52	12.6%

Income from operations ($)	$289	$231	$58	25.1%
Income from operations (% of net sales)	10.7%	9.8%	0.9
The following table shows the major components of the change in net sales for the Transit Segment in 2023 from 2022:

In millions
2022 Net Sales	$2,350
Foreign Exchange	25
Changes in Sales by Product Line:
Original Equipment Manufacturing	132
Aftermarket	208
2023 Net Sales	$2,715
Net sales
Transit segment organic sales increased $340 million driven by strong Aftermarket and Original Equipment Manufacturing sales primarily as a result of increased demand for heating, ventilation and air conditioning (HVAC) and brake systems, increased infrastructure investment, and the easing of supply chain disruptions. Additionally, Transit sales in 2022 were unfavorably impacted by the previously disclosed cyber incident. Favorable changes in foreign exchange rates also increased sales by $25 million.
Cost of sales
Transit Segment Cost of sales increased by $255 million and Cost of sales as a percentage of sales decreased by 0.4 percentage points primarily due to higher sales volume partially offset by benefits from structured cost actions taken through prior years' restructuring and integration projects, including Integration 2.0.
Cost of sales for the years ended December 31, 2023 and 2022 included $25 million and $28 million, respectively, of restructuring costs, primarily related to Integration 2.0 for headcount actions and footprint rationalization in Europe.
Operating expenses
Operating expenses as a percentage of sales for the Transit Segment were 17.1% and 17.6% for the years ended December 31, 2023 and 2022, respectively. Transit Segment operating expenses increased by $52 million primarily driven by:
•Higher SG&A expenses of $44 million to support higher sales volume and higher employee compensation and benefit costs, partially offset by benefits from structured cost actions taken through prior years' restructuring and integration projects, including Integration 2.0
•An increase in engineering expense of $6 million due to investments in new technology
Transit Operating expenses for the years ended December 31, 2023 and 2022, includes $15 million and $9 million, respectively, of restructuring costs primarily related to Integration 2.0 for footprint rationalization and headcount actions in Europe.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows and borrowings under the Company’s Senior Notes and unsecured credit facility with a consortium of commercial banks. Additionally, the Company utilizes the revolving receivables program and supply chain financing program described below, as well as other short-term financing agreements with certain banks, for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In millions	2023	2022
Cash provided by (used for):
Operating activities	$1,201	$1,038
Investing activities	$(492)	$(235)
Financing activities	$(633)	$(708)
 Operating activities In 2023, cash provided by operating activities was $1,201 million, primarily from $1,298 million attributable to Net income and other changes in the related statements of income amounts. This was partially offset by $(97) million of net cash used from increases in receivables due to higher sales, increases in inventory and accounts payable to support higher sales and timing of payments for expenses and receipts from customer deposits.
In 2022, cash provided by operating activities was $1,038 million, primarily from $1,147 million attributable to Net income and other changes in the related statements of income amounts, partially offset by $(109) million of net cash used from changes in working capital accounts to support increased demand.
Investing activities In 2023 and 2022, cash used for investing activities was $(492) million and $(235) million, respectively. During 2023, Wabtec acquired L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers, for net cash of approximately $(229) million and the remaining ownership shares of LKZ for net cash of approximately $(81) million. During 2023, Wabtec also used $(186) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes. During 2022, Wabtec made three strategic acquisitions for a combined purchase price of $(89) million and used $(149) million for additions to property, plant and equipment.
Financing activities In 2023, cash used for financing activities was $(633) million, which included $42 million from net changes in debt, $(409) million of stock repurchases, $(123) million of dividend payments, $(112) million of contingent consideration payments related to the GE Transportation acquisition, $(17) million of distributions to noncontrolling interest, and $(16) million of payments for income tax withholding on share-based compensation. In 2022, cash used for financing activities was $(708) million which included $(30) million from net changes in debt, $(473) million of stock repurchases, $(111) million of dividend payments, and $(101) million of contingent consideration payments related to the GE Transportation acquisition.
During the third quarter of 2023, the Company borrowed the full $250 million of availability under the Delayed Draw Term Loan and subsequently utilized the proceeds to redeem the outstanding 2023 Notes. Beginning September 15, 2023, the effective interest rates for the 2024 Notes and the 2028 Notes were each reduced by 0.25% due to a favorable change in Wabtec's corporate credit rating and the rating of the aforementioned notes. Additionally, during 2023, the Company has also entered into $250 million of interest rate contracts to manage its net exposure to interest rate changes and its overall cost of borrowing. These contracts may be utilized for future debt financing.
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
As of December 31, 2023, the Company held approximately $620 million of cash, cash equivalents, and restricted cash, of which approximately $190 million was held within the United States and approximately $430 million was held outside of the United States, primarily in India, Europe, Brazil, and Kazakhstan. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of December 31, 2023, approximately $5 million of the Company's $620 million cash balance was classified as restricted cash.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
The Company utilizes a revolving receivables facility to sell up to $350 million of certain receivables through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than customer collections remitted to the financial institution for any applicable period. Net cash (remitted)/received from the revolving receivables program was $(60) million and $60 million for the years ended December 31, 2023 and 2022, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.
Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors and does not result in a change in the classification of amounts due as accounts payable in the Consolidated Balance Sheets. Additional information with respect to the Supply Chain Financing Program is included in Note 2 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.
Guarantor Summarized Financial Information
The obligations under the US Notes issued by Westinghouse Air Brake Technologies Corporation (the "Parent Company") have been fully and unconditionally guaranteed by certain of the Parent Company's U.S. subsidiaries ("Guarantor Subsidiaries"). Each guarantor is 100% owned by the Parent Company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. The Euro Notes are issued by Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") and are fully and unconditionally guaranteed by the Parent Company.
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
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Year Ended December 31, 2023
Net sales	$5,742
Gross profit	$1,454
Net income attributable to Wabtec shareholders	$481

Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	December 31, 2023	December 31, 2022
Current assets	$1,513	$1,328
Noncurrent assets	$2,196	$2,384
Current liabilities	$2,443	$1,881
Long-term debt	$2,739	$3,209
Other non-current liabilities	$662	$551
The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Year Ended December 31, 2023
Net sales to non-guarantor subsidiaries	$956
Purchases from non-guarantor subsidiaries	$1,571

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	December 31, 2023
Amount due to non-guarantor subsidiaries	$10,208
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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Year Ended December 31, 2023
Net sales	$562
Gross profit	$104
Net loss attributable to Wabtec shareholders	$(370)

Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	December 31, 2023	December 31, 2022
Current assets	$493	$264
Noncurrent assets	$651	$770
Current liabilities	$1,272	$733
Long-term debt	$3,287	$3,740
Other non-current liabilities	$84	$128
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Year Ended December 31, 2023
Net sales to non-guarantor subsidiaries	$38
Purchases from non-guarantor subsidiaries	153

Unaudited
Issuer and Guarantor
In millions	December 31, 2023
Amount due to non-guarantor subsidiaries	$11,112
Contractual Obligations and Off-Balance Sheet Arrangements
The Company is obligated to make future payments under various contracts such as purchase, debt and lease agreements and has certain contingent commitments. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2023:

In millions	Total	2024	2025-26	2027-28	2029+
Operating activities:
Purchase obligations (1)	$157	$137	$19	$1	$—
Operating leases (2)	341	61	102	64	114
Pension and postretirement benefit payments (3)	218	20	40	43	115
Interest payments (4)	501	140	225	136	—
Financing activities:
Long-term debt	4,084	781	1,250	2,053	—
Dividends to shareholders (5)	142	142	—	—	—
Contingent consideration (6)	42	42	—	—	—
Total	$5,485	$1,323	$1,636	$2,297	$229

(1)Purchase obligations represent non-cancelable contractual obligations at December 31, 2023. In addition, the Company had approximately $1.3 billion of open purchase orders for which the related goods or services had not been received. Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(2)Operating leases represent multi-year obligations for rental of facilities and equipment.

(3)Pension and postretirement benefit payments includes expected payments to participants out of plan assets and corporate assets. The benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute $2 million to pension plan investments in 2024.
(4)Interest payments on the Senior Notes and the amount borrowed under the Delayed Draw Term Loan as of December 31, 2023 are based on interest rates in effect as of December 31, 2023 and are calculated on debt with maturities that extend to 2028.
(5)Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $142 million beginning in 2024.
(6)Contingent consideration represents the total remaining payable to General Electric (GE) resulting from the 2019 acquisition of GE Transportation. The timing of the cash payments to GE is directly related to the future timing of tax benefits received by the Company and could change.
The above table does not reflect uncertain tax positions of $40 million, the timing of which are uncertain. Refer to Note 11 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for additional information on uncertain tax positions. Additionally, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. At December 31, 2023, the total value of these bank guarantees and letters of credit were $855 million and expire on various dates through 2034. Amounts include interest payments based on contractual terms and the Company’s current interest rate.
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
•demand for our products and services;
•orders either being delayed, canceled, not returning to historical levels, or being reduced, and/or economic conditions affecting the ability of our customers to pay timely for goods and services delivered;
•consolidations in the rail industry;
•continued outsourcing by our customers;
•industry demand for faster and more efficient braking equipment;
•fluctuations in interest rates and foreign currency exchange rates;
•availability of credit or difficulty in obtaining debt or equity financing;
•changes in market consensus as to what attributes are required for projects to be considered "green" or "sustainable" or negative perceptions regarding determinations in such regard with respect to our Green Finance Framework or ESG strategy; or
•changes in the ESG topics that have the highest relative priority for Wabtec's external stakeholders;
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
•epidemics, pandemics, or similar public health crises;
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
Critical Accounting Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for allowance for doubtful accounts, inventories, business combinations, goodwill and indefinite-lived intangible assets, warranty reserves, income taxes, and revenue recognition. Management uses historical experience and all available information to make these judgments and estimates, and actual results may differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company.
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
Judgments and Uncertainties Discounted cash flow models are used to estimate the fair values of acquired contract backlog, customer relationships, intellectual property intangibles and trade names. The significant assumptions used to estimate the value of the intangible assets include revenue growth rates, projected profit margins, discount rates, royalty rates, customer attrition rates, revenue obsolescence rates and market participant profit margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
Effect if Actual Results Differ From Assumptions Different assumptions may result in materially different values for assets acquired and liabilities assumed, which may impact the Company's financial position and future results of operations, including potential future impairment charges.
Goodwill and Indefinite-Lived Intangible Assets:
Description Goodwill represents the excess of cost over the fair value of the net assets acquired in a business combination. Indefinite-lived intangible assets primarily represent certain trade names acquired in a business combination that were determined to have indefinite useful lives. Goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The Company performs its annual impairment tests during the fourth quarter and more frequently when indicators of impairment are present. The Company reviews goodwill for impairment at the reporting unit level. The Company has identified three reporting units for purposes of testing goodwill for impairment. Two reporting units exist within the Freight segment and the Transit segment is also a reporting unit. The evaluation of impairment involves comparing the current fair value of the business to the recorded value including goodwill.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its available variable-rate debt facilities. At December 31, 2023, the Company's interest risk related to variable-rate debt is limited to the amounts borrowed under the Restated Credit Agreement, which was limited to the amount borrowed under the Delayed Draw Term Loan. At December 31, 2022, the Company had no outstanding variable rate debt.
Foreign Currency Exchange Rate Risk
The Company is exposed to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to "Summary of Significant Account Policies" in Note 2, “Fair Value Measurement and Derivative Instruments” in Note 17 and "Segment Information" in Note 19 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for more information regarding foreign currency exchange risk and sales by geographic area.

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
Management has excluded L&M Radiator, Inc. and Lokomotiv Kurastyru Zauyty (LKZ) from its assessment of internal controls over financial reporting as of December 31, 2023 because the Company acquired L&M Radiator, Inc. effective June 15, 2023, and LKZ effective December 22, 2023. L&M Radiator, Inc. and LKZ are both subsidiaries whose total assets represent 1.6% and 2.1%, respectively, and customer revenues represents 0.8% and 0.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2024 expressed an unqualified opinion thereon.
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

Over Time Revenue Recognition for Long-Term Contracts
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company has long-term customer arrangements involving the design and production of highly engineered products that require revenue to be recognized over time. The Company uses input-based measures for determining the amount of revenue, cost, and gross margin to recognize over time for these customer arrangements. The input methods used for these arrangements include costs of material and labor. During the year ended December 31, 2023, a material amount of the Company's total revenues were derived from performance obligations that are satisfied over time.

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
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to recognize revenue over time on long-term contracts, including controls over management’s review of the significant underlying assumptions described above.

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
February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Westinghouse Air Brake Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of L&M Radiator, Inc. and Lokomotiv Kurastyru Zauyty (LKZ), which are included in the 2023 consolidated financial statements of the Company and constituted 1.6% and 2.1% of total assets respectively, as of December 31, 2023 and 0.8% and 0.0% of net sales respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of L&M Radiator, Inc. and LKZ.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated February 14, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 14, 2024

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2023	2022
Assets
Assets
Cash, cash equivalents and restricted cash	$620	$541
Accounts receivable	1,160	975
Unbilled accounts receivable	524	544
Inventories, net	2,284	2,034
Other current assets	267	233
Total current assets	4,855	4,327
Property, plant and equipment, net	1,485	1,429
Goodwill	8,780	8,508
Other intangible assets, net	3,205	3,402
Other noncurrent assets	663	850
Total noncurrent assets	14,133	14,189
Total Assets	$18,988	$18,516
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,250	$1,301
Customer deposits	804	772
Accrued compensation	341	300
Accrued warranty	220	215
Current portion of long-term debt	781	251
Other accrued liabilities	660	628
Total current liabilities	4,056	3,467
Long-term debt	3,288	3,751
Accrued postretirement and pension benefits	62	57
Deferred income taxes	318	326
Contingent consideration	—	47
Other long-term liabilities	740	721
Total Liabilities	8,464	8,369
Commitments and contingencies (Note 18)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued; 177.8 and 181.2 shares outstanding at December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	7,977	7,953
Treasury stock, at cost, 49.1 and 45.7 shares, at December 31, 2023 and 2022, respectively	(2,171)	(1,769)
Retained earnings	5,269	4,577
Accumulated other comprehensive loss	(590)	(661)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,487	10,102
Noncontrolling interest	37	45
Total Equity	10,524	10,147
Total Liabilities and Equity	$18,988	$18,516

 The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
In millions, except per share data
Net sales:
Sales of goods	$7,647	$6,459	$6,205
Sales of services	2,030	1,903	1,617
Total net sales	9,677	8,362	7,822
Cost of sales:
Cost of goods	(5,581)	(4,791)	(4,545)
Cost of services	(1,152)	(1,031)	(908)
Total cost of sales	(6,733)	(5,822)	(5,453)
Gross profit	2,944	2,540	2,369
Operating expenses:
Selling, general and administrative expenses	(1,139)	(1,029)	(1,030)
Engineering expenses	(218)	(209)	(176)
Amortization expense	(321)	(291)	(287)
Total operating expenses	(1,678)	(1,529)	(1,493)
Income from operations	1,266	1,011	876
Other income and expenses:
Interest expense, net	(218)	(186)	(177)
Other income, net	44	29	38
Income before income taxes	1,092	854	737
Income tax expense	(267)	(213)	(172)
Net income	825	641	565
Less: Net income attributable to noncontrolling interest	(10)	(8)	(7)
Net income attributable to Wabtec shareholders	$815	$633	$558

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$4.54	$3.46	$2.96
Diluted
Net income attributable to Wabtec shareholders	$4.53	$3.46	$2.96

Weighted average shares outstanding
Basic	178.8	182.2	187.7
Diluted	179.5	182.8	188.1

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
In millions
Net income attributable to Wabtec shareholders	$815	$633	$558
Foreign currency translation gain (loss)	55	(200)	(136)
Unrealized gain (loss) on derivative contracts	22	(5)	(10)
Unrealized gain on pension benefit plans and post-retirement benefit plans	—	11	21
Other comprehensive income (loss) before tax	77	(194)	(125)
Income tax expense related to components of other comprehensive loss	(6)	(1)	(2)
Other comprehensive income (loss), net of tax	71	(195)	(127)
Comprehensive income attributable to Wabtec shareholders	$886	$438	$431

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2023	2022	2021
In millions
Operating Activities
Net income	$825	$641	$565
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	531	479	491
Stock-based compensation expense	47	41	46
Below market intangible amortization	(54)	(53)	(50)
Deferred income taxes	(58)	36	88
Net loss (gain) on disposal of property, plant and equipment	7	3	(4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(195)	(52)	(76)
Inventories	(58)	(368)	(41)
Accounts payable	(58)	306	109
Accrued income taxes	1	7	(4)
Accrued liabilities and customer deposits	126	108	84
Other assets and liabilities	87	(110)	(135)
Net cash provided by operating activities	1,201	1,038	1,073
Investing Activities
Acquisitions of businesses, net of cash acquired	(308)	(89)	(435)
Purchase of property, plant and equipment	(186)	(149)	(130)
Proceeds from disposal of property, plant and equipment	2	3	25
Net cash used for investing activities	(492)	(235)	(540)
Financing Activities
Proceeds from debt, net of issuance costs	5,563	6,087	5,391
Payments of debt	(5,521)	(6,117)	(5,552)
Repurchase of stock	(409)	(473)	(300)
Cash dividends	(123)	(111)	(92)
Payment of contingent consideration on acquisitions	(112)	(101)	(99)
Distribution to noncontrolling interest	(17)	—	—
Payment of income tax withholding on share-based compensation	(16)	(7)	(7)
Other financing activities	2	14	6
Net cash used for financing activities	(633)	(708)	(653)
Effect of changes in currency exchange rates	3	(27)	(6)
Increase (decrease) in cash	79	68	(126)
Cash, cash equivalents and restricted cash, beginning of year	541	473	599
Cash, cash equivalents and restricted cash, end of year	$620	$541	$473

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2020	226.9	$2	$7,881	(38.0)	$(1,010)	$3,589	$(339)	$30	$10,153
Cash dividends ($0.48 dividend per share)	—	—	—	—	—	(92)	—	—	(92)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(6)	0.2	4	—	—	—	(2)
Stock based compensation	—	—	41	—	—	—	—	—	41
Net income	—	—	—	—	—	558	—	7	565
Other comprehensive loss, net of tax	—	—	—	—	—	—	(127)	—	(127)
Stock repurchase	—	—	—	(3.3)	(300)	—	—	—	(300)
Other	—	—	—	—	—	—	—	1	1
Balance, December 31, 2021	226.9	$2	$7,916	(41.1)	$(1,306)	$4,055	$(466)	$38	$10,239
Cash dividends ($0.60 dividend per share)	—	—	—	—	—	(111)	—	—	(111)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(4)	0.4	10	—	—	—	6
Stock based compensation	—	—	41	—	—	—	—	—	41
Net income	—	—	—	—	—	633	—	8	641
Other comprehensive loss, net of tax	—	—	—	—	—	—	(195)	—	(195)
Stock repurchase	—	—	—	(5.0)	(473)	—	—	—	(473)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2022	226.9	$2	$7,953	(45.7)	$(1,769)	$4,577	$(661)	$45	$10,147
Cash dividends ($0.68 dividend per share)	—	—	—	—	—	(123)	—	—	(123)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(23)	0.5	10	—	—	—	(13)
Stock based compensation	—	—	47	—	—	—	—	—	47
Net income	—	—	—	—	—	815	—	10	825
Other comprehensive income, net of tax	—	—	—	—	—	—	71	—	71
Stock repurchase	—	—	—	(3.9)	(412)	—	—	—	(412)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(17)	(17)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In 2023, approximately 55% of the Company’s net sales came from customers outside the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation The consolidated financial statements include the accounts of the Company and all subsidiaries that it controls. For consolidated subsidiaries in which the Company's ownership is less than 100%, the outside shareholders' interests are shown as noncontrolling interests. These statements have been prepared in accordance with U.S. generally accepted accounting principles. Sales between subsidiaries are eliminated in consolidation.
Cash Equivalents and Restricted Cash Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Restricted cash includes cash held in escrow that is restricted as to withdrawal or usage.
Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of expected losses inherent in our receivable portfolio determined on the basis of historical experience, relevant credit forecast information, changes to customer's solvency and other currently available evidence. The allowance for doubtful accounts was $31 million and $28 million as of December 31, 2023 and 2022, respectively.
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
Goodwill and Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles with definite lives are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company will perform either a qualitative or quantitative test for goodwill, performing a quantitative test for each identified reporting unit at least every three years. Periodically, Management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed.
Equity Method Investments The Company invests in privately-held companies which are accounted for using the equity method when the Company has the ability to exercise significant influence, but not control, over the investee. Equity method investments are included in "Other noncurrent assets" on the Consolidated Balance Sheets and were $36 million and $105 million at December 31, 2023 and 2022, respectively.
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
Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our Consolidated Balance Sheets. Net income attributable to noncontrolling interests was not material for the years ended December 31, 2023, 2022 and 2021.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of December 31, 2023, the Company's remaining performance obligations were approximately $22 billion. The Company expects to recognize revenue of approximately 34% of remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program The Company utilizes a revolving facility to sell certain receivables of the Company and certain of its subsidiaries (the "Originators"). The Originators contribute receivables to our bankruptcy-remote subsidiary, which sells the receivables to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than customer collections remitted to the financial institution for any applicable period. The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary, which holds additional receivables that are pledged as collateral under this facility. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. Neither the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
During 2021, the Company could transfer up to $200 million of certain receivables. During 2022, the program was amended to increase the transfer limit up to $350 million of certain receivables.
At December 31, 2023, and 2022 the bankruptcy-remote subsidiary held receivables of $674 million and $458 million, respectively, which are included in the Company's Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold, which was $20 million and $80 million at December 31, 2023 and 2022, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at December 31, 2023 or 2022 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.
The following table sets forth a summary of receivables sold:

	Twelve Months Ended December 31,
In millions	2023	2022	2021
Gross receivables sold/cash proceeds received	$2,617	$1,761	$1,319
Customer collections remitted to financial institution	(2,677)	(1,701)	(1,372)
Net cash proceeds (remitted) received	$(60)	$60	$(53)
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $61 million and $64 million at December 31, 2023 and 2022, respectively which are included in Other noncurrent assets on the Consolidated Balance Sheets.
Preferred Stock The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the rights and preferences, which would be superior to those of the common stock. At December 31, 2023 and 2022 there was no preferred stock issued or outstanding.
Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies, as well as companies in the mining, marine and industrial markets. No one customer accounted for more than 10% of the Company’s consolidated net sales in the periods presented.

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
Accounting Standards Recently Issued In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition to the current requirements, the amendments specify additional information be provided about the chief operating decision maker (CODM) as well as disaggregated expense categories, to the extent that the CODM utilizes such data in deciding how to allocate resources. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of expenses, and will be effective for Wabtec's annual reporting periods beginning January 1, 2024 and interim reporting periods beginning January 1, 2025. The amendments will require increased interim and annual disclosures on current and comparable reporting periods presented in annual and interim company filings. The Company is assessing the extent of the impact of the amendments on our filings.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose on an annual basis specific categories within the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require enhanced disaggregation of disclosures about income taxes paid and income tax expense, among other changes. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of income taxes and will be effective for Wabtec's annual reporting periods beginning January 1, 2025. The amendments will require increased annual disclosures on current and comparable reporting periods presented in annual and interim company filings. The Company is assessing the extent of the impact of the amendments on our filings.
Accounting Standards Recently Adopted In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Obligations. The amendments in this update outline specific quantitative and qualitative disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods or services. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update were effective for Wabtec's reporting periods beginning January 1, 2023, except for the amendment on roll forward information which will be effective for reporting periods beginning January 1, 2024. The amendments will require increased interim and annual disclosures be provided on current and comparable reporting periods presented in annual and interim company filings.
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 45 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $305 million and $296 million of the Company's outstanding Accounts payable as of December 31, 2023 and December 31, 2022, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.
3. ACQUISITIONS
2023
On December 22, 2023, the Company purchased the remaining ownership shares of Lokomotiv Kurastyru Zauyty (LKZ), a locomotive manufacturing and assembly company located in Kazakhstan, at which time it became a wholly owned subsidiary of the Company. Prior to this purchase, Wabtec owned 50% of LKZ as a joint venture partner and accounted for its ownership interest as an equity method investment. Total purchase price for the remaining 50% interest was $111 million. As a result of the change in ownership interest and obtaining control of LKZ, Wabtec's previously held equity interest balance was remeasured to fair value, resulting in a gain of approximately $35 million recorded to Other income, net. Upon acquisition, Wabtec ceased accounting for the investment using the equity method and recognized 100% of LKZ's identifiable assets and liabilities, and LKZ's results of operations and cash flows are fully consolidated subsequent to the acquisition date.

The following table summarizes the fair value of 100% of the LKZ assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$30
Accounts receivable	6
Inventory	95
Property, plant and equipment	36
Goodwill	111
Other noncurrent assets	3
Total assets acquired	281
Liabilities assumed
Current liabilities	21
Noncurrent liabilities	3
Total liabilities assumed	24
Net assets acquired	$257

The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. These estimates are preliminary in nature and subject to adjustments, which could be material as the Company has not completed its valuation of acquired assets and liabilities. Any necessary adjustments will be finalized within one year from the date of acquisition.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired and represents the assembled workforce and the future economic benefits of expanding our global operations expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes. The results of this business since the date of acquisition are reported within the Equipment product line of the Freight Segment. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.
During the second quarter of 2023, the Company acquired L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers for the mining sector, for a purchase price of approximately $245 million.
The following table summarizes the fair value of the L&M Radiator, Inc. assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$16
Accounts receivable	20
Inventory	27
Other current assets	1
Property, plant and equipment	43
Goodwill	104
Other intangible assets	89
Other noncurrent assets	1
Total assets acquired	301
Liabilities assumed
Current liabilities	16
Noncurrent liabilities	40
Total liabilities assumed	56
Net assets acquired	$245
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangibles. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy. Intangible assets acquired include customer relationships and acquired technology that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Contingent liabilities assumed as part of the transaction are preliminary and subject to change. These estimates are preliminary in nature and subject to adjustments, which could be material as the Company has not completed its valuation of acquired assets and liabilities. Any necessary adjustments will be finalized within one year from the date of acquisition.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes. The results of this business since the date of acquisition are reported within the Components product line of the Freight Segment. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.
2022
During 2022, the Freight Segment made three strategic acquisitions for a combined purchase price of $89 million. Two of the acquisitions are reported in the Digital Intelligence product line and one is reported in the Services product line. Each of the acquisitions in 2022 are individually and collectively immaterial.
2021
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

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2023	2022	2021
In millions
Interest paid during the year	$210	$179	$164
Income taxes paid during the year, net of amount refunded	$233	$157	$123
Business acquisitions:
Fair value of assets acquired	$438	$128	$507
Liabilities assumed	82	38	68
Non-controlling interest acquired	—	—	(1)
Cash paid	356	90	440
Less: Cash acquired	(48)	(1)	(5)
Net cash paid	$308	$89	$435
At December 31, 2023 and December 31, 2022, Wabtec had restricted cash of $5 million and $7 million, respectively, primarily from cash in escrow related to a 2022 acquisition.

5. INVENTORIES
The components of inventory, net of reserves, were:

	December 31,
In millions	2023	2022
Raw materials	$1,062	$878
Work-in-progress	463	515
Finished goods	759	641
Total inventories	$2,284	$2,034

6. PROPERTY, PLANT & EQUIPMENT
The major classes of depreciable assets are as follows:

	December 31,
In millions	2023	2022
Machinery and equipment	$1,600	$1,474
Buildings and improvements	838	783
Land and improvements	100	100
Construction in progress	137	122
Property, plant and equipment	2,675	2,479
Less: accumulated depreciation	(1,190)	(1,050)
Property, plant and equipment, net	$1,485	$1,429
 The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Building and improvements	20 to 40
Machinery and equipment	3 to 15
 Depreciation expense was $204 million, $182 million, and $198 million for 2023, 2022 and 2021, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment. The Company has identified three reporting units for purposes of testing goodwill for impairment. Two reporting units exist within the Freight segment (the "Freight" and "Components" reporting units) and the Transit segment is also a reporting unit. In 2023, management elected to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary for the Components reporting unit. During the assessment, management evaluated all relevant events and facts that may impact the fair value or carrying value of the reporting unit's goodwill and concluded that it was not more likely than not that the estimated fair values were less than the carrying values; therefore, no further analysis was required. For the Freight and Transit reporting units, management elected to proceed directly to the quantitative impairment test. The discounted cash flow method and the market approach were used to estimate the fair value of each reporting unit using a weighting of 75% and 25%, respectively. The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. For 2023, the discounted cash flow method was given more weight compared to the market approach due to variables between the operations of the guideline companies used in the analysis and Wabtec's operations, such as different reporting unit sizes, growth and business characteristics. However, both valuations resulted in a conclusion that the estimated fair values of the Freight and Transit reporting units were in excess of their respective carrying value, and no impairment existed.
Additionally, the Company proceeded directly to the quantitative impairment test for certain trade names with indefinite lives. For 2023, the Company's Portfolio Optimization resulted in approximately $14 million in accelerated trade name amortization expense, recorded in "Amortization expense" on the Consolidated Statements of Income. For the remaining trade names subject to the quantitative impairment test, the fair value exceeded each respective carrying value, resulting in a conclusion that no impairment existed. For 2022, the fair value of all material trade names subject to the quantitative impairment test exceeded its respective carrying value, resulting in a conclusion that no impairment existed. For trade names not subject to quantitative testing in 2023 and 2022, the Company elected to perform a qualitative impairment assessment, resulting in a conclusion that it was not more likely than not that the estimated fair values of the trade names were less than their carrying values; therefore, no further analysis was required. The assessment of qualitative factors used in determining whether it is more likely than not that the fair value of a trade name is less than its carrying amount involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events, share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2021	$7,073	$1,514	$8,587
Additions	35	—	35
Foreign currency impact	(23)	(91)	(114)
Balance at December 31, 2022	$7,085	$1,423	$8,508
Additions	215	—	215
Disposals	(4)	—	(4)
Foreign currency impact	16	45	61
Balance at December 31, 2023	$7,312	$1,468	$8,780
As of December 31, 2023 and 2022, the Company’s trade names had a net carrying amount of $612 million and $602 million, respectively, and the Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has an original useful life of 5 years.

Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	December 31, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,431	$(526)	$905	$1,425	$(415)	$1,010
Customer relationships	1,333	(431)	902	1,274	(362)	912
Acquired technology	1,283	(497)	786	1,273	(395)	878
Total	$4,047	$(1,454)	$2,593	$3,972	$(1,172)	$2,800
The remaining weighted average useful lives of backlog, customer relationships and acquired technology were 9 years, 15 years and 7 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $321 million, $291 million, and $287 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Estimated amortization expense for the five succeeding years is as follows (in millions):

2024	$289
2025	$272
2026	$267
2027	$262
2028	$261

8. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Consolidated Balance Sheets. Noncurrent contract assets were $154 million and $162 million at December 31, 2023 and 2022, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Consolidated Balance Sheets. Noncurrent contract liabilities were $174 million and $86 million at December 31, 2023 and 2022, respectively. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $104 million and $98 million at December 31, 2023 and 2022, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Consolidated Balance Sheets.
The following table reconciles the changes in the Company’s contract assets and liabilities as follows:

	Contract Assets
In millions	2023	2022
Balance at beginning of year	$706	$545
Recognized in current year	692	730
Reclassified to accounts receivable	(723)	(581)
Acquisitions/adjustments	(2)	28
Foreign currency impact	5	(16)
Balance at end of year	$678	$706

	Contract Liabilities
In millions	2023	2022
Balance at beginning of year	$956	$824
Recognized in current year	1,380	1,067
Amounts in beginning balance reclassified to revenue	(665)	(410)
Current year amounts reclassified to revenue	(593)	(528)
Acquisitions	1	13
Foreign currency impact	3	(10)
Balance at end of year	$1,082	$956

9. LONG-TERM DEBT
Long-term debt consisted of the following:

			December 31,
	Effective Interest Rate		2023		2022
In millions		Face Value	Book Value	Fair Value [1]	Book Value	Fair Value [1]
Restated Credit Agreement:
Revolving Credit Facility	7.6%	N/A	$—	$—	$—	$—
Delayed Draw Term Loan	6.8%	$250	250	250	—	—
Senior Notes:
4.375% Senior Notes, due 2023	—	$—	—	—	250	248
4.15% Senior Notes, due 2024	4.4%	$725	725	722	723	714
3.20% Senior Notes, due 2025	3.4%	$500	499	484	498	471
3.45% Senior Notes, due 2026	3.5%	$750	749	718	749	699
1.25% Senior Notes (EUR), due 2027	1.5%	€500	547	509	529	455
4.70% Senior Notes, due 2028	4.8%	$1,250	1,245	1,237	1,244	1,201
Other Borrowings			54	57	9	13
Total			4,069	3,977	4,002	3,801
Less: current portion			(781)	(779)	(251)	(249)
Long-term portion			$3,288	$3,198	$3,751	$3,552
1. See Note 17 for information on the fair value measurement of the Company's long-term debt.

Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance costs as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.

The Company borrows and repays against the multi-currency Revolving Credit Facility for added flexibility in liquidity to manage cash during the operating cycle. The proceeds from borrowing and the repayments are included within the Financing Activities section of the Consolidated Statements of Cash Flows.

As of December 31, 2023, the annual repayment requirements for debt obligations are as follows:

In millions
2024	$781
2025	500
2026	750
2027	803
2028	1,250
Total	$4,084
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2023 and 2022, the Company had total unamortized debt issuance costs and discounts of $15 million and $21 million, respectively. At December 31, 2023, the weighted average interest rate on the Company's available variable debt facilities under the Restated Credit Agreement was 6.8%.
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
Under the Restated Credit Agreement, the Company has agreed to maintain an Interest Coverage Ratio of at least 3.0 to 1.0, and a Leverage Ratio not to exceed 3.5 to 1.0. The Interest Coverage Ratio is defined as EBITDA (earnings before interest, taxes, depreciation, and amortization) to Interest Expense for the four quarters then ended. The Leverage Ratio is defined as Net Debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended. Additionally, the Company may submit a request for an increased maximum Leverage Ratio in contemplation of a Material Acquisition. All terms are as defined in the Restated Credit Agreement. The Company was in compliance with all financial covenants in the Restated Credit Agreement as of December 31, 2023.
The following table presents availability under the Restated Credit Agreement as of December 31, 2023:

In millions	Revolving Credit Facility	Delayed Draw Term Loan	Total
Maximum Availability	$1,500	$250	$1,750
Outstanding Borrowings	—	(250)	(250)
Current Availability	$1,500	$—	$1,500
364-Day Facility
During 2021 the Company utilized a $600 million 364 day credit facility ("364 Day Facility") with a group of banks which included a $144 million revolving credit facility and a $456 million term loan. On June 3, 2021, the Company repaid all outstanding borrowings and related interest, effectively retiring the facility.
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
Letters of Credit and Bank Guarantees
In the ordinary course of its business, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. The outstanding amount, including the letters of credit issued under the credit facility, was $855 million and $865 million at December 31, 2023 and 2022, respectively.

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S. and international employees, primarily in the United Kingdom, Canada and Germany, which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s significant defined benefit pension plans summarized by U.S. and international components.
Obligations and Funded Status

	U.S.		International
In millions	2023	2022	2023	2022
Change in projected benefit obligation
Obligation at beginning of year	$(29)	$(39)	$(236)	$(356)
Service cost	—	—	(3)	(3)
Interest cost	(2)	(1)	(11)	(6)
Employee contributions	—	—	(1)	(1)
Plan settlements, curtailments and amendments	1	—	1	1
Benefits paid	4	3	14	15
Acquisition	(29)	—	—	—
Actuarial (loss) gain	—	8	(5)	86
Effect of currency rate changes	—	—	(10)	28
Obligation at end of year	$(55)	$(29)	$(251)	$(236)
Change in plan assets
Fair value of plan assets at beginning of year	$31	$40	$201	$307
Actual return on plan assets	2	(6)	10	(72)
Employer contributions	—	—	6	6
Employee contributions	—	—	1	1
Benefits paid	(4)	(3)	(14)	(15)
Settlements and other	—	—	(1)	(1)
Acquisition	26	—	—	—
Effect of currency rate changes	—	—	8	(25)
Fair value of plan assets at end of year	$55	$31	$211	$201
Funded status
Fair value of plan assets	$55	$31	$211	$201
Benefit obligations	(55)	(29)	(251)	(236)
Funded status	$—	$2	$(40)	$(35)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$2	$13	$13
Current liabilities	—	—	(2)	(2)
Noncurrent liabilities	—	—	(51)	(46)
Net amount recognized	$—	$2	$(40)	$(35)
Amounts recognized in Accumulated other comprehensive loss, before tax at December 31, consist of:
Prior service cost	—	—	(1)	(1)
Net actuarial loss	(14)	(14)	(64)	(59)
Net amount recognized	$(14)	$(14)	$(65)	$(60)

The aggregate accumulated benefit obligation for the U.S. pension plans was $55 million and $28 million as of December 31, 2023 and 2022, respectively. The aggregate accumulated benefit obligation for the international pension plans was $241 million and $227 million as of December 31, 2023 and 2022, respectively.

	International
In millions	2023	2022
Information for pension plans with accumulated benefit obligations in excess of Plan assets:
Projected benefit obligation	$(185)	$(175)
Accumulated benefit obligation	(178)	(169)
Fair value of plan assets	133	129
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(194)	$(180)
Accumulated benefit obligation	(185)	(172)
Fair value of plan assets	141	133
Components of Net Periodic Benefit Costs

	U.S.			International
In millions	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$3	$3	$4
Interest cost	2	1	1	11	6	4
Expected return on plan assets	(2)	(1)	(1)	(10)	(12)	(13)
Amortization of net loss	—	1	1	3	2	4
Settlement and curtailment (gains) losses recognized	(1)	—	—	—	(1)	1
Net periodic benefit (income) cost	$(1)	$1	$1	$7	$(2)	$—
Interest cost is recorded in Interest expense, net on the Consolidated Statements of Income. Expected return on plan assets, Amortization of net loss, and Settlement and curtailment losses recognized are recorded within Other income, net on the Consolidated Statements of Income. Service cost is considered a component of employee compensation and is recorded within Cost of sales or Selling, general and administrative expenses depending on the plan participants relative job function.
Amounts recognized in Other comprehensive income during 2023 for other changes in plan assets and benefit obligations are not material. The amounts of net actuarial loss and prior service cost included in Other comprehensive loss expected to be recognized as components of periodic benefit costs in 2024 are not material.
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed.

	U.S.			International
	2023	2022	2021	2023	2022	2021
Discount rate	5.25%	5.58%	2.87%	4.38%	4.77%	1.97%
Expected return on plan assets	3.80%	3.80%	5.00%	5.09%	4.25%	4.27%
Rate of compensation increase	3.00%	3.00%	3.00%	2.88%	2.78%	2.70%
The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.
Pension Plan Assets
The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, insurance contracts, and cash and cash equivalent investments. The assets held in these funds are generally actively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. (See Note 17). Plan assets by asset category at December 31, 2023 and 2022 are as follows:

	U.S.		International
In millions	2023	2022	2023	2022
Pension Plan Assets
Equity security funds	$3	$4	$56	$44
Debt security funds	35	25	129	131
Insurance contracts	—	—	12	11
Cash and cash equivalents and other	17	2	14	15
Fair value of plan assets	$55	$31	$211	$201
The U.S. plan has a target asset allocation of 11% equity securities, 88% debt securities and 1% in other investments. The International plan has a target asset allocation of 10% equity securities, 15% debt securities and 75% in other investments. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.
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
The following tables summarize our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level (See Note 17):

	December 31, 2023
In millions	NAV	Level 1	Level 2	Level 3	Total
US:
Equity	$—	$3	$—	$—	$3
Debt Securities	—	5	30	—	35
Cash and cash equivalents	—	17	—	—	17
International:
Equity	6	14	36	—	56
Debt Securities	—	3	126	—	129
Insurance Contracts	—	—	4	8	12
Cash and cash equivalents and other	—	6	8	—	14
Total	$6	$48	$204	$8	$266

	December 31, 2022
In millions	NAV	Level 1	Level 2	Level 3	Total
US:
Equity	$—	$4	$—	$—	$4
Debt Securities	—	5	20	—	25
Cash and cash equivalents	—	2	—	—	2
International:
Equity	5	13	26	—	44
Debt Securities	—	4	127	—	131
Insurance Contracts	—	—	3	8	11
Cash and cash equivalents and other	—	4	11	—	15
Total	$5	$32	$187	$8	$232

There were no material changes to the Level 3 assets during 2023 and 2022.
Cash Flows
The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $2 million to certain international pension plans and does not expect to make a contribution to the U.S. pension plan during 2024.
Benefit payments expected to be paid to plan participants are as follows:

In millions	U.S.	International
Year ended December 31,
2024	$4	$15
2025	$4	$15
2026	$4	$15
2027	$4	$16
2028	$4	$17
2029 through 2033	$21	$91
Defined Contribution Plans
The Company participates in certain defined contribution plans. Costs of approximately $60 million were recognized during 2023 and $55 million was recognized during 2022 and 2021, respectively. The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2023 and 2022, the plan held on behalf of its participants approximately 355,000 shares with a market value of $45 million, and approximately 371,000 shares with a market value of $37 million, respectively.

11. INCOME TAXES
The Company is responsible for filing consolidated U.S. federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities.
The components of the income before income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In millions	2023	2022	2021
Domestic	$506	$372	$253
Foreign	586	482	484
Income before income taxes	$1,092	$854	$737

The consolidated provision for income taxes included in the Consolidated Statements of Income consisted of the following:

	For the year ended December 31,
In millions	2023	2022	2021
Current tax expense (benefit)
Federal	$148	$37	$(81)
State	29	3	27
Foreign	148	137	138
	325	177	84
Deferred tax (benefit) expense
Federal	(50)	29	87
State	1	—	10
Foreign	(9)	7	(9)
	(58)	36	88
Total provision	$267	$213	$172
A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In millions	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes	1.5	2.0	0.3
Foreign	2.0	3.8	3.3
Research and development credit	(0.6)	(0.8)	(0.8)
Non-taxable gain on acquisition	(0.8)	—	—
U.S. net operating loss carryback	—	—	(3.4)
Changes in valuation allowances	1.0	(2.0)	3.0
U.S. tax reform provision	0.6	0.1	0.7
Other, net	(0.2)	0.9	(0.9)
Effective rate	24.5%	25.0%	23.2%
The decrease in effective tax rate from 2022 to 2023 was primarily due to a change in mix of foreign earnings, changes in valuation allowances, and the non-taxable gain generated on the acquisition of LKZ.
The increase in effective tax rate from 2021 to 2022 was primarily due to the absence of benefit from amended federal and state income tax returns that were filed in 2021 and higher foreign taxes, partially offset by the change in valuation allowance.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This act includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks among other provisions. At this time, the Company does not believe the act will have a material impact on our consolidated financial position, results of operations, or cash flows.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In millions	2023	2022
Deferred income tax assets:
Accrued expenses and reserves	$50	$39
Warranty reserve	49	49
Deferred compensation/employee benefits	77	61
Right-of-use assets	78	74
Pension and postretirement obligations	16	19
Inventory	49	49
Deferred revenue	84	52
Net operating loss carry forwards	124	102
Other	51	37
Gross deferred income tax assets	578	482
Less: Valuation allowance	(58)	(46)
Total deferred income tax assets	520	436
Deferred income tax liabilities:
Property, plant & equipment	64	78
Right-of-use liabilities	75	72
Intangible assets	610	542
Total deferred income tax liabilities	749	692
Net deferred income tax liability	$229	$256

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, the valuation allowance for certain deferred tax asset carryforwards was $58 million, primarily in the United States, South Africa, China, the Netherlands, and Denmark. The increase in valuation allowances in 2023 is primarily related to state net operating loss carry-forwards that are not expected to be realized.
The Company has net operating loss carry-forwards in the amount of $430 million, of which $228 million are indefinite lived, $90 million expire within ten years and $112 million expire in various periods between December 31, 2034 to December 31, 2043.
As of December 31, 2023, the liability for income taxes associated with unrecognized tax benefits was $40 million, of which $27 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2022, the liability for income taxes associated with unrecognized tax benefits was $33 million, of which $20 million, if recognized, would favorably affect the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of the gross liability for income taxes associated with unrecognized tax benefits follows:

In millions	2023	2022	2021
Balance at beginning of year	$33	$32	$16
Unrecognized tax benefits in prior periods	13	1	19
Audit settlement during year	(5)	—	(1)
Expiration of audit statute of limitations	(1)	—	(2)
Balance at end of year	$40	$33	$32
The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2023 and 2022, the total interest and penalties accrued was approximately $13 million and $5 million, respectively.
An audit of Company’s U.S. federal income tax returns for years 2017-2019 is ongoing and select state and non-U.S. income tax audits are also underway. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2018. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $17 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

12. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	For the Year Ended December 31,
In millions, except per share data	2023	2022	2021
Numerator
Net income attributable to Wabtec shareholders	$815	$633	$558
Denominator
Weighted average shares outstanding - basic	178.8	182.2	187.7
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.7	0.6	0.4
Weighted average shares outstanding - diluted	179.5	182.8	188.1
Net income attributable to Wabtec shareholders per common share
Basic	$4.54	$3.46	$2.96
Diluted	$4.53	$3.46	$2.96

13. STOCK-BASED COMPENSATION PLANS
As of December 31, 2023, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of December 31, 2023, the number of shares available for future grants under the 2011 Plan was approximately 4.9 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”). The Directors Plan, as amended, authorizes a total of 1,100,000 shares of Common Stock to be issued. Under the Directors Plan, options issued become exercisable over a three-year vesting period and expire ten years from the date of grant, and restricted stock issued under the plan vests one year from the date of grant. The amount of restricted stock issued to non-employee directors as compensation for directors’ fees was as follows: 14,856 shares for 2023; 14,269 shares for 2022; and 18,142 shares for 2021. The total number of shares issued under the Directors Plan as of December 31, 2023 was approximately 1.0 million shares.
Stock-based compensation expense for all of the plans was $59 million, $49 million and $46 million for the years ended December 31, 2023, 2022 and 2021, respectively. Associated tax benefits related to the stock-based compensation plans for the years ended December 31, 2023, 2022 and 2021 were not material.
Included in the stock-based compensation expense for 2023 above is $23 million of expense related to non-vested restricted stock, $22 million of expense related to incentive stock units, $12 million related to restricted stock units, $1 million related to stock options, and $1 million related to units issued for Directors’ fees. The restricted stock units are liability-classified equity awards as they can be settled in cash. At December 31, 2023, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock units expected to vest totaled $52 million and will be recognized over a weighted period of 1.4 years.
Stock Options Stock options are granted to eligible employees and directors at fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a three year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the years ended December 31. There were no stock options granted during the years ended December 31, 2023 or 2022.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2020	552,669	$69.82	6.1	$4
Granted	126,794	$81.21
Exercised	(113,728)	$50.38
Canceled	(33,820)	$73.53
Outstanding at December 31, 2021	531,915	$75.40	6.5	$9
Exercised	(116,590)	$68.57
Canceled	(15,387)	$77.10
Outstanding at December 31, 2022	399,938	$77.32	5.9	$11
Exercised	(87,035)	$74.49
Canceled	(3,078)	$79.04
Outstanding at December 31, 2023	309,825	$78.41	5.3	$15
Exercisable at December 31, 2023	275,198	$78.06	5.3	$13
Options outstanding at December 31, 2023 were as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
50.00 - 65.00	27,595	$61.51	2.9	27,595	$61.51
65.00 - 80.00	131,568	$75.03	5.6	131,568	$75.03
Over 80.00	150,662	$84.46	5.5	116,035	$85.43
	309,825	$78.41	5.3	275,198	$78.06

Restricted Stock and Incentive Stock  As provided for under the 2011 and 2000 Plans, eligible employees are granted restricted stock that generally vests over three years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return (RTSR) modifier. The RTSR can modify the payment up or down by 10%. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2023, the Company estimates that it will achieve 145%, 139% and 116% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three year periods ending December 31, 2023, 2024, and 2025, respectively, and has recorded incentive compensation expense accordingly. If estimates of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.

The following table summarizes the restricted stock and incentive stock units activity and related information for the years ended December 31:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	656,006	270,645	$73.80
Granted	235,902	241,467	$81.64
Vested	(350,955)	(37,672)	$71.82
Adjustment for incentive stock awards expected to vest	—	180,767	$76.26
Canceled	(33,255)	(48,106)	$76.24
Outstanding at December 31, 2021	507,698	607,101	$78.06
Granted	460,841	176,657	$91.19
Vested	(234,597)	(43,039)	$75.14
Adjustment for incentive stock awards expected to vest	—	45,301	$84.55
Canceled	(44,522)	(41,176)	$76.84
Outstanding at December 31, 2022	689,420	744,844	$84.73
Granted	368,209	192,751	$104.70
Vested	(262,339)	(265,678)	$81.00
Adjustment for incentive stock awards expected to vest	—	31,011	$88.02
Canceled	(34,721)	(10,196)	$93.44
Outstanding at December 31, 2023	760,569	692,732	$93.65

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) comprises both net income and the Other Comprehensive income (loss) resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2023, 2022, and 2021 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2020	$(260)	$3	$(82)	$(339)
Other comprehensive (loss) income before reclassifications	(136)	(8)	13	(131)
Amounts reclassified from Accumulated other comprehensive loss	—	—	4	4
Other comprehensive (loss) income, net	(136)	(8)	17	(127)
Balance at December 31, 2021	$(396)	$(5)	$(65)	$(466)
Other comprehensive (loss) income before reclassifications	(200)	(4)	7	(197)
Amounts reclassified from Accumulated other comprehensive loss	—	—	2	2
Other comprehensive (loss) income, net	(200)	(4)	9	(195)
Balance at December 31, 2022	$(596)	$(9)	$(56)	$(661)
Other comprehensive income (loss) before reclassifications	55	16	(2)	69
Amounts reclassified from Accumulated other comprehensive loss	—	—	2	2
Other comprehensive income, net	55	16	—	71
Balance at December 31, 2023	$(541)	$7	$(56)	$(590)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense" on the Consolidated Statements of Income.

15. LEASES
The Company leases certain property, buildings and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components. Operating lease expense for the years ended December 31, 2023, 2022, and 2021 was $64 million, $60 million, and $59 million, respectively. During 2023 and 2022, new operating leases of $37 million and $80 million, respectively, were added during the year. As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. Wabtec does not have material financing leases, short-term or variable leases or sublease income.

Scheduled payments of operating lease liabilities are as follows:

In millions	Operating Leases
2024	$61
2025	54
2026	48
2027	37
2028	27
Thereafter	114
Total lease payments	341
Less: Present value discount	(28)
Present value lease liabilities	$313

The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	7.8	8.3
Weighted-average discount rate	2.4%	2.3%

16. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2023	2022
Balance at beginning of year	$242	$259
Warranty expense	95	79
Warranty claim payments	(93)	(91)
Acquisitions	—	3
Foreign currency impact/other	4	(8)
Balance at end of year	$248	$242

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

The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at December 31, 2023 and 2022. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At December 31, 2023 and 2022, $42 million and $105 million, respectively, were classified as "Other accrued liabilities" and at December 31, 2022, $47 million was included within long-term liabilities shown as "Contingent consideration" on the Company's Consolidated Balance Sheets. The fair value approximates the carrying value at December 31, 2023 and 2022.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the years ended December 31, 2023, 2022 and 2021, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark-to-market basis through earnings, with gains and losses recorded as a component of Other income, net. The net gains and losses related to these contracts were not material for the years ended December 31, 2023, 2022 and 2021. These contracts typically mature within one year.
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. Accordingly, the Company has entered into interest rate hedges to manage interest rate risk for a portion of future expected debt transactions. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the years ended December 31, 2023, 2022 and 2021, the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the years ended December 31, 2023, 2022 and 2021, the amounts reclassified into income were not material.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of December 31, 2023, which are included in Other current assets and liabilities on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$6	$3	$319	$110
Other current liabilities	2	(12)	(3)	655	200
Interest Rate Contracts
Other current assets	2	10	—	250	—
Total		$4	$—	$1,224	$310
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
During the third quarter of 2023, a competitor of the Company, Progress Rail (“Progress”), which is a Caterpillar Inc. company, sued the Company in the U.S. District Court for the District of Delaware asserting antitrust, breach of contract, unfair competition law, and misrepresentation claims. The complaint challenges the Wabtec-GE Transportation merger and contends that since the merger, Wabtec has unlawfully monopolized the markets for long-haul freight locomotives, Tier IV long-haul freight locomotives, and energy management systems by, among other things, failing to ensure that Progress’ products are interoperable with Wabtec’s locomotives and cab electronics. The case is currently at an early stage. Progress seeks an order requiring Wabtec to divest GE Transportation, unspecified treble damages for its alleged lost profits from reduced sales of locomotive and cab systems, and attorneys’ fees and costs. It also asks the court to enjoin Wabtec from engaging in the conduct and require the Company to comply with its agreements with Progress. Wabtec intends to vigorously defend itself against this lawsuit and believes that it has meritorious defenses to the claims asserted by Progress.
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

Segment financial information for 2023 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$6,962	$2,715	$—	$9,677
Intersegment sales/(elimination)	60	41	(101)	—
Total sales	$7,022	$2,756	$(101)	$9,677
Income (loss) from operations	$1,071	$289	$(94)	$1,266
Interest expense and other, net	—	—	(174)	(174)
Income (loss) before income taxes	$1,071	$289	$(268)	$1,092
Depreciation and amortization	$443	$71	$17	$531
Capital expenditures	$120	$57	$9	$186
Segment assets	$24,674	$5,099	$(10,785)	$18,988

Segment financial information for 2022 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$6,012	$2,350	$—	$8,362
Intersegment sales/(elimination)	51	31	(82)	—
Total sales	$6,063	$2,381	$(82)	$8,362
Income (loss) from operations	$864	$231	$(84)	$1,011
Interest expense and other, net	—	—	(157)	(157)
Income (loss) before income taxes	$864	$231	$(241)	$854
Depreciation and amortization	$399	$60	$20	$479
Capital expenditures	$87	$54	$8	$149
Segment assets	$21,118	$5,116	$(7,718)	$18,516

Segment financial information for 2021 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,239	$2,583	$—	$7,822
Intersegment sales/(elimination)	48	33	(81)	—
Total sales	$5,287	$2,616	$(81)	$7,822
Income (loss) from operations	$717	$238	$(79)	$876
Interest expense and other, net	—	—	(139)	(139)
Income (loss) before income taxes	$717	$238	$(218)	$737
Depreciation and amortization	$405	$70	$16	$491
Capital expenditures	$79	$48	$3	$130

The following geographic area data as of and for the years ended December 31, 2023, 2022 and 2021, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In millions	2023	2022	2021	2023	2022
United States	$4,553	$3,734	$3,321	$948	$956
Canada	531	454	462	7	5
Mexico	347	287	220	23	21
North America	5,431	4,475	4,003	978	982

South America	346	336	301	47	37

Germany	347	339	383	54	59
France	346	273	286	58	52
United Kingdom	248	213	300	44	40
Italy	183	163	196	37	33
Other Europe	520	458	515	60	52
Europe	1,644	1,446	1,680	253	236

India	593	531	531	122	131
Australia / New Zealand	451	465	386	15	8
China	286	244	228	28	29
Kazakhstan / Russia / CIS	457	399	412	39	3

Other Asia / Middle East	240	183	177	—	—

Egypt	120	164	32	—	—
Other Africa	109	119	72	3	3

Total	$9,677	$8,362	$7,822	$1,485	$1,429
Net sales to external customers by product line are as follows:

In millions	2023	2022	2021
Freight Segment:
Services	$3,262	$2,819	$2,430
Equipment	1,770	1,528	1,302
Components	1,157	936	867
Digital Intelligence	773	729	640
Total Freight Segment sales	$6,962	$6,012	$5,239

Transit Segment:
Original Equipment Manufacturer	$1,235	$1,095	$1,193
Aftermarket	1,480	1,255	1,390
Total Transit Segment sales	$2,715	$2,350	$2,583

20. OTHER INCOME, NET
The components of Other income, net are as follows:

	For the year ended December 31,
In millions	2023	2022	2021
Foreign currency (loss) gain	$(20)	$6	$8
Equity income	25	17	20
Expected return on pension assets/amortization	7	7	9
Other miscellaneous income (expense)	32	(1)	1
Total Other income, net	$44	$29	$38
As a result of the change in ownership interest and obtaining control of LKZ, Wabtec's previously held equity interest balance was remeasured to fair value, resulting in a gain of approximately $35 million recorded to Other income, net and is included in Other miscellaneous income (expense) above. See Note 3 for additional information.

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
A summary of restructuring charges related to the Integration 2.0 initiative is as follows:

	For the year ended December 31,
In millions	2023	2022
Freight Segment:
Cost of goods sold	$4	$13
Selling, general and administrative expenses	5	1
Total Freight Segment	$9	$14

Transit Segment:
Cost of goods sold	$25	$26
Selling, general and administrative expenses	13	6
Amortization expense	2	—
Total Transit Segment	$40	$32
Total Integration 2.0 restructuring charges	$49	$46
Total charges related to Integration 2.0 to date are approximately $118 million which includes amounts recorded in the fourth quarter 2021 for similar actions in Europe. Cash payments made during 2023 were approximately $39 million, primarily for employee related costs. Cash payments made during 2022 were not material.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec expects to incur approximately $85 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. Wabtec recorded charges of approximately $28 million in the fourth quarter of 2023 for asset write downs related to Portfolio Optimization.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our independent registered public accountants.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2023. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part II, Item 8 of this report.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in Part II, Item 8 of this report on page 44 and is incorporated by reference herein.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Ernst & Young LLP's attestation report on internal control over financial reporting is included on Part II, Item 8 of this report on page 47 and is incorporated by reference herein.

Item 9B.	OTHER INFORMATION
None of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the fourth quarter ended December 31, 2023.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Items 10 through 14.
In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2024, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023. Information relating to the executive officers of the Company is set forth in Part I.
Wabtec has adopted a Code of Business Conduct and Ethics which is applicable to all of our employees, including our executive officers. This Code of Business Conduct and Ethics is posted on our website at www.wabteccorp.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.
This table provides aggregate information as of December 31, 2023 concerning equity awards under Wabtec’s compensation plans and arrangements.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,100,000	$78.41	4,900,000
Equity compensation plans not approved by shareholders	—	—	—
Total	1,100,000	$78.41	4,900,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements filed as part of this report are included in Part II Item 8 of this report. Financial statement schedules and exhibits listed below are filed as part of this annual report:

		Page
(1)	Financial Statements and Reports on Internal Control
	Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	44
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42, Pittsburgh, Pennsylvania)	45
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47
	Consolidated Balance Sheets as of December 31, 2023 and 2022	49
	Consolidated Statements of Income for the three years ended December 31, 2023, 2022 and 2021	50
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, 2022 and 2021	51
	Consolidated Statements of Cash Flows for the three years ended December 31, 2023, 2022 and 2021	52
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2023, 2022 and 2021	53
	Notes to Consolidated Financial Statements	54
(2)	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	89
		Filing Method
	Exhibits
2.1	Shareholder's Agreement among Financiere Faiveley S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	13
2.2	Amendment No. 1 to Shareholder's Agreement among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, and Wabtec Corporation dated as of dated as of October 24, 2016	14
2.3	Employee Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc.	21
2.4**	Tax Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc.	21
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and Restated By-Laws of the Company, effective February 10, 2023	8
3.4	Certificate of Amendment to Restated Certificate of Incorporation dated November 19, 2018	22
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of Westinghouse Air Brake Technologies Corporation, dated February 22, 2019	21
4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12
4.4	Second Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.5	Third Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.6	Form of 3.450% Senior Note due 2026 (included in Exhibit 4.5)	15
4.7	Fourth Supplemental Indenture, dated February 9, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	16

4.8	Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	17
4.9	Sixth Supplemental Indenture, dated June 21, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	18
4.10	Seventh Supplemental Indenture, dated June 8, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.11	Eighth Supplemental Indenture, dated June 29, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.12	Ninth Supplemental Indenture, dated September 14, 2018, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	20
4.13	Form of 1.150% Senior Note due 2024 (included in Exhibit 4.12)	1
4.14	Form of 4.700% Senior Note due 2028 (included in Exhibit 4.12)	1
4.15	Tenth Supplemental Indenture, dated June 6, 2019, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	23
4.16	Eleventh Supplement Indenture, dated June 29, 2020, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	25
4.17	Form of 3.200% Senior Note due 2025 (included in Exhibit 4.16)	1
4.18	Description of Wabtec Common Stock registered pursuant to Section 12 of the Securities Act of 1934	1
4.19	Base Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.20	First Supplemental Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.21	Form of 1.250% Notes due 2027 (included in Exhibit 4.20 hereof).	27
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2
10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended * *	33
10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan as amended and restated, as of March 31, 2022*	5
10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6
10.10	Form of Employment Continuation Agreement entered into by the Company with Nicole Theophilus, Michael E. Fetsko, and John A Mastalerz Jr.*	7
10.11	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10
10.12	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	10
10.13	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.14	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended and restated*	10

10.15	Amendment and Restatement Agreement, dated as of August 15, 2022, among Westinghouse Air Brake Technologies Corporation, Wabtec Transportation Netherlands BV, the other loan parties hereto, the lenders party thereto, the issuing banks thereto, the swingline lender and PNC Bank, National Association as administrative agent (including the Amended and Restated Credit Agreement, as Annex I thereto).	28
10.16	[Reserved]
10.17	[Reserved]
10.18	Form of Severance and Employment Continuation Agreement entered into by the Company with John Olin, David DeNinno, Pascal Schweitzer, and Eric Gebhardt*	26
10.19	Westinghouse Air Brake Technologies Corporation Deferred Compensation Plan for Executives, dated October 21, 2021	30
10.20	Separation Agreement between Stephane Rambaud-Measson and Westinghouse Air Brake Technologies Corporation, dated as of February 13, 2019	24
10.21	Transition Agreement between Raymond T. Betler and Westinghouse Air Brake Technologies Corporation, dated as of April 24, 2019	24
10.22	Severance and Employment Continuation Agreement of Rafael Santana dated as of December 5, 2022*	26
10.23	Transition Agreement of Scott Wahlstrom dated as of November 25, 2020	32
10.24	[Reserved]
10.25	Transition Agreement of Patrick A. Dugan, dated as of September 9, 2021	31
21.0	List of subsidiaries of the Company	1
22.0	List of Subsidiary Guarantors	1
23.1	Consent of Ernst & Young LLP	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
97.1	The Clawback Policy	1
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1
104	XBRL Cover Page Interactive Data (embedded within the Inline XBRL document)	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 033-90866).

3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on March 31, 2017.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) filed on April 6, 2022.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 14, 2023.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 9, 2019.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated August 8, 2013.

13	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated October 6,2015.

14	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated October 26, 2016.

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated November 3, 2016.

16	Filed as an exhibit to the Company's Current Report on Form 10-K (File No. 033-90866), dated February 28, 2017.

17	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended March 31, 2017.

18	Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 0333-219354).

19	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended June 30, 2018.

20	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 14, 2018.

21	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 25, 2019.

22	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 27, 2019.

23	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866), dated August 1, 2019.

24	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), dated May 9, 2019.

25	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated June 29, 2020.

26	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated December 7, 2022.

27	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated June 2, 2021

28	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), dated November 1, 2022.

29	[Reserved]

30	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated October 21, 2021

31	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended September 30, 2021.

32	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 19, 2021.

33	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 033-90866), dated March 2, 2012.

*	Management contract or compensatory plan.
**	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wabtec hereby undertakes to furnish supplementally, copies of any of the omitted schedules upon request by the SEC.

SCHEDULE II
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31

In millions	Balance at beginning of period	Charged to expense	Charged/ (credited) to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2023
Allowance for doubtful accounts	$28	$8	$—	$(5)	$31
Valuation allowance-taxes	$46	$12	$—	$—	$58
2022
Allowance for doubtful accounts	$32	$4	$(1)	$(7)	$28
Valuation allowance-taxes	$64	$—	$—	$(18)	$46
2021
Allowance for doubtful accounts	$37	$3	$(1)	$(7)	$32
Valuation allowance-taxes	$42	$22	$—	$—	$64

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date:	February 14, 2024	By:	/S/ RAFAEL SANTANA
Rafael Santana,
President and Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 14, 2024
Albert J. Neupaver, Chairman of the Board

By	/S/ RAFAEL SANTANA	February 14, 2024
Rafael Santana, President and Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ JOHN A. OLIN	February 14, 2024
John A. Olin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/S/ JOHN A. MASTALERZ	February 14, 2024
John A. Mastalerz, Senior Vice President and Principal Accounting Officer

By	/S/ LINDA A. HARTY	February 14, 2024
Linda A. Harty, Lead Director

By	/S/ BEVERLEY BABCOCK	February 14, 2024
Beverley Babcock, Director

By	/S/ LEE BANKS	February 14, 2024
Lee Banks, Director

By	/S/ BYRON FOSTER	February 14, 2024
Byron Foster, Director

By	/S/ BRIAN P. HEHIR	February 14, 2024
Brian P. Hehir, Director

By	/S/ WILLIAM E. KASSLING	February 14, 2024
William E. Kassling, Director

By	/S/ ANN R. KLEE	February 14, 2024
Ann R. Klee, Director