Form 10-Q
period 2024-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2024-07-24
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 19, 2024, there were 175,183,232 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2024
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	June 30, 2024	December 31, 2023
Assets
Assets
Cash, cash equivalents and restricted cash	$595	$620
Accounts receivable	1,269	1,160
Unbilled accounts receivable	532	524
Inventories, net	2,364	2,284
Other current assets	267	267
Total current assets	5,027	4,855
Property, plant and equipment, net	1,439	1,485
Goodwill	8,706	8,780
Other intangible assets, net	3,031	3,205
Other noncurrent assets	673	663
Total noncurrent assets	13,849	14,133
Total Assets	$18,876	$18,988
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,331	$1,250
Customer deposits	646	804
Accrued compensation	280	341
Accrued warranty	228	220
Current portion of long-term debt	503	781
Other accrued liabilities	659	660
Total current liabilities	3,647	4,056
Long-term debt	3,494	3,288
Accrued postretirement and pension benefits	61	62
Deferred income taxes	323	318
Other long-term liabilities	831	740
Total Liabilities	8,356	8,464
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued: 175.6 and 177.8 outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	7,981	7,977
Treasury stock, at cost, 51.3 and 49.1 shares, at June 30, 2024 and December 31, 2023, respectively	(2,545)	(2,171)
Retained earnings	5,759	5,269
Accumulated other comprehensive loss	(720)	(590)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,477	10,487
Noncontrolling interest	43	37
Total Equity	10,520	10,524
Total Liabilities and Equity	$18,876	$18,988

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2024	2023	2024	2023

Net sales:
Sales of goods	$2,145	$1,899	$4,152	$3,583
Sales of services	499	508	989	1,018
Total net sales	2,644	2,407	5,141	4,601
Cost of sales:
Cost of goods	(1,490)	(1,400)	(2,901)	(2,657)
Cost of services	(280)	(284)	(551)	(556)
Total cost of sales	(1,770)	(1,684)	(3,452)	(3,213)
Gross profit	874	723	1,689	1,388
Operating expenses:
Selling, general and administrative expenses	(316)	(285)	(597)	(548)
Engineering expenses	(57)	(53)	(105)	(104)
Amortization expense	(71)	(73)	(145)	(148)
Total operating expenses	(444)	(411)	(847)	(800)
Income from operations	430	312	842	588
Other income and expenses:
Interest expense, net	(49)	(55)	(96)	(103)
Other income, net	4	2	2	7
Income before income taxes	385	259	748	492
Income tax expense	(94)	(66)	(180)	(126)
Net income	291	193	568	366
Less: Net income attributable to noncontrolling interest	(2)	(2)	(7)	(6)
Net income attributable to Wabtec shareholders	$289	$191	$561	$360

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.64	$1.06	$3.18	$2.00
Diluted
Net income attributable to Wabtec shareholders	$1.64	$1.06	$3.17	$2.00

Weighted average shares outstanding
Basic	175.4	178.9	176.0	179.4
Diluted	176.0	179.4	176.6	180.0

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net income attributable to Wabtec shareholders	$289	$191	$561	$360
Foreign currency translation (loss) gain	(49)	(1)	(137)	24
Unrealized gain on derivative contracts	—	13	13	18
Change in unrealized loss on pension and post-retirement benefit plans	(5)	(3)	(4)	(2)
Other comprehensive (loss) income before tax	(54)	9	(128)	40
Income tax benefit (expense) related to components of other comprehensive income	1	(2)	(2)	(3)
Other comprehensive (loss) income, net of tax	(53)	7	(130)	37
Comprehensive income attributable to Wabtec shareholders	$236	$198	$431	$397

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In millions	2024	2023

Operating Activities
Net income	$568	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241	246
Stock-based compensation expense	26	22
Below market intangible amortization	(23)	(26)
Net loss on disposal of property, plant and equipment	2	3
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(146)	(150)
Inventories	(120)	(248)
Accounts payable	93	(5)
Accrued income taxes	14	(30)
Accrued liabilities and customer deposits	(189)	(73)
Other assets and liabilities	103	(15)
Net cash provided by operating activities	569	90
Investing Activities
Purchase of property, plant and equipment	(77)	(70)
Proceeds from disposal of property, plant and equipment	20	—
Acquisitions of businesses, net of cash acquired	—	(223)
Net cash used for investing activities	(57)	(293)
Financing Activities
Proceeds from debt, net of issuance costs	1,803	2,964
Payments of debt	(1,861)	(2,590)
Repurchase of stock	(375)	(252)
Cash dividends	(71)	(62)
Payment of income tax withholding on share-based compensation	(23)	(15)
Distribution to noncontrolling interest	(1)	(12)
Other financing activities	5	(3)
Net cash (used for) provided by financing activities	(523)	30
Effect of changes in currency exchange rates	(14)	3
Decrease in cash	(25)	(170)
Cash, cash equivalents and restricted cash, beginning of period	620	541
Cash, cash equivalents and restricted cash, end of period	$595	$371

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(36)	—	—	(36)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(22)	0.3	2	—	—	—	(20)
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	272	—	5	277
Other comprehensive loss, net of tax	—	—	—	—	—	—	(77)	—	(77)
Stock repurchase	—	—	—	(1.3)	(176)	—	—	—	(176)
Balance, March 31, 2024	226.9	$2	$7,967	(50.1)	$(2,345)	$5,505	$(667)	$42	$10,504
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(35)	—	—	(35)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	—	0.1	2	—	—	—	2
Stock based compensation	—	—	14	—	—	—	—	—	14
Net income	—	—	—	—	—	289	—	2	291
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53)	—	(53)
Stock repurchase	—	—	—	(1.3)	(202)	—	—	—	(202)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2024	226.9	$2	$7,981	(51.3)	$(2,545)	$5,759	$(720)	$43	$10,520

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2022	226.9	$2	$7,953	(45.7)	$(1,769)	$4,577	$(661)	$45	$10,147
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(31)	—	—	(31)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(23)	0.3	6	—	—	—	(17)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	169	—	4	173
Other comprehensive income, net of tax	—	—	—	—	—	—	30	—	30
Stock repurchase	—	—	—	(1.7)	(178)	—	—	—	(178)
Balance, March 31, 2023	226.9	$2	$7,940	(47.1)	$(1,941)	$4,715	$(631)	$49	$10,134
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(31)	—	—	(31)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3)	0.1	3	—	—	—	—
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	191	—	2	193
Other comprehensive income, net of tax	—	—	—	—	—	—	7	—	7
Stock repurchase	—	—	—	(0.8)	(76)	—	—	—	(76)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(12)	(12)
Balance, June 30, 2023	226.9	$2	$7,949	(47.8)	$(2,014)	$4,875	$(624)	$39	$10,227
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2024, approximately 50% of the Company’s Net sales came from customers outside the United States.
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
Results for these interim periods are not necessarily indicative of results to be expected for the full year, particularly in light of ongoing volatility in the macroeconomic environment caused by supply chain disruptions, labor availability, broad-based inflation, and the impacts from regional conflicts. These factors continue to impact our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. We are unable to reasonably predict the full impact of these factors due to the high degree of uncertainty regarding their duration and severity, their potential impact on global economic activity, and the impact that current and new sanctions may have on our business, global supply chain operations and our customers, suppliers, and end-markets.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of June 30, 2024, the Company's remaining performance obligations were approximately $22.1 billion. The Company expects to recognize revenue of approximately 33% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
At June 30, 2024 and December 31, 2023, the bankruptcy-remote subsidiary held receivables of $695 million and $674 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold, which were $20 million at December 31, 2023. There were no receivables outstanding under the facility at June 30, 2024. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at December 31, 2023 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding.
The following table sets forth a summary of receivables sold and the resulting impact of net cash proceeds included in cash from operations:

In millions	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Gross receivables sold/cash proceeds received	$812	$1,216
Customer collections remitted to financial institution	(832)	(1,061)
Net cash proceeds (remitted) received included in cash from operations	$(20)	$155
Restricted Cash At June 30, 2024 and December 31, 2023, the Company classified cash of $5 million as restricted for cash held in escrow related to a 2022 acquisition.
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
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended June 30, 2024 and 2023 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Balance at March 31	$(629)	$(571)	$17	$(5)	$(55)	$(55)	$(667)	$(631)
Other comprehensive (loss) income before reclassifications	(49)	(1)	—	9	(1)	(1)	(50)	7
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	(3)	—	(3)	—
Other comprehensive (loss) income, net	(49)	(1)	—	9	(4)	(1)	(53)	7
Balance at June 30	$(678)	$(572)	$17	$4	$(59)	$(56)	$(720)	$(624)

The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the six months ended June 30, 2024 and 2023 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Balance at beginning of year	$(541)	$(596)	$7	$(9)	$(56)	$(56)	$(590)	$(661)
Other comprehensive (loss) income before reclassifications	(137)	24	10	13	—	(1)	(127)	36
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—	(3)	1	(3)	1
Other comprehensive (loss) income, net	(137)	24	10	13	(3)	—	(130)	37
Balance at June 30	$(678)	$(572)	$17	$4	$(59)	$(56)	$(720)	$(624)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income.
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 45 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $345 million and $305 million of the Company's outstanding Accounts payable as of June 30, 2024 and December 31, 2023, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

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
The following table summarizes the fair value of the L&M Radiator, Inc. assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$16
Accounts receivable	20
Inventory	26
Other current assets	1
Property, plant and equipment	43
Goodwill	106
Other intangible assets	89
Other noncurrent assets	1
Total assets acquired	302
Liabilities assumed
Current liabilities	16
Noncurrent liabilities	41
Total liabilities assumed	57
Net assets acquired	$245
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

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	June 30, 2024	December 31, 2023
Raw materials	$999	$1,062
Work-in-progress	573	463
Finished goods	792	759
Total inventories	$2,364	$2,284

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2023	$7,294	$1,486	$8,780
Additions/adjustments	2	—	2
Foreign currency impact	(29)	(47)	(76)
Balance at June 30, 2024	$7,267	$1,439	$8,706
As of June 30, 2024 and December 31, 2023, the Company’s trade names had a net carrying amount of $597 million and $612 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company had assigned a useful life of 5 years and has been fully amortized.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	June 30, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,421	$(577)	$844	$1,431	$(526)	$905
Customer relationships	1,316	(458)	858	1,333	(431)	902
Acquired technology	1,285	(553)	732	1,283	(497)	786
Total	$4,022	$(1,588)	$2,434	$4,047	$(1,454)	$2,593
At June 30, 2024 the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 8 years, 15 years and 7 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $71 million and $145 million for the three and six months ended June 30, 2024, respectively, and $73 million and $148 million for the three and six months ended June 30, 2023, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2024	$143
2025	$272
2026	$267
2027	$261
2028	$260

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $167 million at June 30, 2024 and $154 million at December 31, 2023. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $311 million at June 30, 2024 and $174 million at December 31, 2023. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $92 million and $104 million at June 30, 2024 and December 31, 2023, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2024 and 2023 is as follows:

	Contract Assets
In millions	2024	2023
Balance at beginning of year	$678	$706
Recognized in current year	382	358
Reclassified to accounts receivable	(353)	(208)
Acquisitions/adjustments	—	(2)
Foreign currency impact	(8)	5
Balance at June 30	$699	$859

	Contract Liabilities
In millions	2024	2023
Balance at beginning of year	$1,082	$956
Recognized in current year	734	561
Amounts in beginning balance reclassified to revenue	(388)	(439)
Current year amounts reclassified to revenue	(359)	(149)
Acquisitions	—	1
Foreign currency impact	(20)	4
Balance at June 30	$1,049	$934

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
Operating lease expense was $16 million and $32 million for each of the three and six months ended June 30, 2024 and 2023, respectively. New operating leases of $18 million and $32 million were added during the three and six months ended June 30, 2024, respectively, and $6 million and $20 million for the three and six months ended June 30, 2023, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2024	$32
2025	59
2026	52
2027	41
2028	31
Thereafter	109
Total lease payments	324
Less: Present value discount	(29)
Present value of lease liabilities	$295
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7.3	7.8
Weighted-average discount rate	2.8%	2.4%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	June 30, 2024		December 31, 2023
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
2024 Credit Agreement:
Term Loan	6.7%	$225	$224	$225	$—	$—
2022 Credit Agreement:
Revolving Credit Facility	8.0%	N/A	—	—	—	—
Delayed Draw Term Loan	6.7%	$250	250	250	250	250
Senior Notes:
4.15% Senior Notes, due 2024	—%	$—	—	—	725	722
3.20% Senior Notes, due 2025	3.4%	$500	499	488	499	484
3.45% Senior Notes, due 2026	3.5%	$750	750	717	749	718
1.25% Senior Notes (EUR), due 2027	1.5%	€500	532	497	547	509
4.70% Senior Notes, due 2028	4.8%	$1,250	1,245	1,224	1,245	1,237
5.611% Senior Notes, due 2034	5.7%	$500	495	503	—	—
Other Borrowings			2	4	54	57
Total			3,997	3,908	4,069	3,977
Less: current portion			(503)	(492)	(781)	(779)
Long-term portion			$3,494	$3,416	$3,288	$3,198
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of June 30, 2024 and December 31, 2023, the Company had total combined unamortized discount and debt issuance costs of $18 million and $15 million, respectively.
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
The borrowing rate for the 2024 Credit Agreement is a variable rate assessed periodically in accordance with the terms of the 2024 Credit Agreement. At June 30, 2024, the interest rate was 6.7%.
Under the 2024 Credit Agreement, the Company has agreed to maintain an Interest Coverage Ratio of at least 3.0 to 1.0, and a Leverage Ratio not to exceed 3.5 to 1.0. The Interest Coverage Ratio is calculated using an earnings metric as defined in the agreement compared to Interest Expense for the four quarters then ended. The Leverage Ratio is defined as net debt (total debt, net of up to $300 million of unrestricted cash) as of the last day of such fiscal quarter to the defined earnings metric for the four quarters then ended. Additionally, the Company may effect an increase in the maximum Leverage Ratio in contemplation of a Material Acquisition. All terms are as defined in the 2024 Credit Agreement.
2022 Credit Agreement
On August 15, 2022, the Company entered into a new unsecured credit agreement (the "2022 Credit Agreement"). The 2022 Credit Agreement provides for borrowings consisting of (i) a multi-currency revolving credit facility, providing for an equivalent in U.S. dollars of up to $1.5 billion (the “Revolving Credit Facility”) and (ii) a $250 million delayed draw term loan facility (the “Delayed Draw Term Loan”), all pursuant to the terms and conditions of the 2022 Credit Agreement. The 2022 Credit Agreement allows the Company to request, at prevailing market rates, an aggregate amount not to exceed $750 million, (a) increases to the borrowing commitments under the Revolving Credit Facility and/or (b) new incremental term loan commitments. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
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
During the third quarter of 2023, the Company borrowed the full $250 million of availability from the Delayed Draw Term Loan and utilized the proceeds to redeem the 4.375% Senior Notes, due 2023. The borrowing rate for the Delayed Draw Term Loan is a variable rate reassessed periodically in accordance with the terms of the 2022 Credit Agreement. At June 30, 2024, the interest rate was 6.7%.
Under the 2022 Credit Agreement, the Company has agreed to maintain an Interest Coverage Ratio of at least 3.0 to 1.0, and a Leverage Ratio not to exceed 3.5 to 1.0. The Interest Coverage Ratio is calculated using an earnings metric as defined in the agreement compared to Interest Expense for the four quarters then ended. The Leverage Ratio is defined as net debt (total debt, net of up to $300 million of unrestricted cash) as of the last day of such fiscal quarter to the defined earnings metric for the four quarters then ended. Additionally, the Company may effect an increase in the maximum Leverage Ratio in contemplation of a Material Acquisition. All terms are as defined in the 2022 Credit Agreement.
The following table presents availability under the 2022 Credit Agreement at June 30, 2024:

In millions	Revolving Credit Facility	Delayed Draw Term Loan	Total
Maximum Availability	$1,500	$250	$1,750
Outstanding Borrowings	—	(250)	(250)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$1,500	$—	$1,500
The Company was in compliance with all financial covenants in the 2022 Credit Agreement and the 2024 Credit Agreement as of June 30, 2024.
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
Proceeds from the 2034 Notes, combined with the proceeds from the term loan under the 2024 Credit Agreement and cash on hand, were utilized to repay the outstanding amount of 2024 Notes at maturity.
Beginning September 15, 2023, the effective interest rates for the 2024 Notes and the 2028 Notes were each reduced by 0.25% due to a favorable change in Wabtec's corporate credit rating and the rating of the aforementioned notes.

The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity. The US Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's subsidiaries that is a guarantor under the 2022 Credit Agreement and the 2024 Credit Agreement. The Euro Notes were issued by Wabtec Transportation Netherlands B.V. and are fully and unconditionally guaranteed by the Parent Company.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of June 30, 2024, the number of shares available for future grants under the 2011 Plan was approximately 4.4 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $17 million and $34 million for the three and six months ended June 30, 2024, respectively, and $14 million and $26 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest is approximately $95 million.
Stock Options Stock options can be granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Options become exercisable over a three-year vesting period and expire 10 years from the date of grant. There were no stock options granted in the periods presented. At June 30, 2024, there were 234,421 shares issuable pursuant to exercisable stock options.

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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR modifier can increase or decrease the payment by 10% or 20% depending on plan year. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2024, the Company estimates that it will achieve 153%, 149% and 133% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three-year periods ending December 31, 2024, 2025, and 2026, respectively, and has recorded incentive compensation expense accordingly. If the estimates of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company's common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.

The following table summarizes the restricted stock, restricted stock unit and incentive stock unit activity and related information for the six months ended June 30, 2024:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	760,569	692,732	$93.65
Granted	305,411	179,457	$141.86
Vested	(263,614)	(298,756)	$87.77
Adjustment for incentive stock awards expected to vest	—	92,261	$104.24
Canceled	(35,437)	(18,352)	$103.38
Outstanding at June 30, 2024	766,929	647,342	$112.83

10. INCOME TAXES
The overall effective tax rate for the three and six months ended June 30, 2024 was 24.5% and 24.1%, respectively. The overall effective tax rate for both the three and six months ended June 30, 2023 was 25.5%. The year over year decrease in the effective rate for the three month period ended June 30, 2024 was primarily driven by a change in the jurisdictional mix of earnings. Additionally, the year over year decrease in the effective tax rate for the six month period ended June 30, 2024 was impacted by higher discrete equity compensation tax deductions.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2024	2023	2024	2023
Numerator
Net income attributable to Wabtec shareholders	$289	$191	$561	$360
Denominator
Weighted average shares outstanding - basic	175.4	178.9	176.0	179.4
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.6	0.5	0.6	0.6
Weighted average shares outstanding - diluted	176.0	179.4	176.6	180.0
Net income attributable to Wabtec shareholders per common share
Basic	$1.64	$1.06	$3.18	$2.00
Diluted	$1.64	$1.06	$3.17	$2.00

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the six months ended June 30, 2024 and 2023:

In millions	2024	2023
Balance at beginning of year	$248	$242
Warranty expense	60	55
Warranty claim payments	(49)	(48)
Foreign currency impact/other	(4)	1
Balance at June 30	$255	$250

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at June 30, 2024 and December 31, 2023. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At June 30, 2024 and December 31, 2023, $42 million was classified as "Other accrued liabilities" on the Company's Condensed Consolidated Balance Sheets. The fair value approximates the carrying value at June 30, 2024 and December 31, 2023.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three and six months ended June 30, 2024 and 2023, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net gains and losses related to these contracts were not material for the three and six months ended June 30, 2024 and 2023. These contracts typically mature within one year.
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. During the first quarter of

2024, the Company utilized all outstanding interest rate hedge contracts to help manage interest expense for the 2034 Notes. For the three and six months ended June 30, 2024 and 2023, the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three and six months ended June 30, 2024 and 2023, the amounts recognized as income or expense were not material.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of June 30, 2024, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$6	$2	$406	$140
Other current liabilities	2	(6)	(1)	361	111
Total		$—	$1	$767	$251
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

Segment financial information for the three months ended June 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,920	$724	$—	$2,644
Intersegment sales/(elimination)	12	10	(22)	—
Total sales	$1,932	$734	$(22)	$2,644
Income (loss) from operations	$391	$82	$(43)	$430
Interest expense and other, net	—	—	(45)	(45)
Income (loss) before income taxes	$391	$82	$(88)	$385
Segment financial information for the three months ended June 30, 2023 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,697	$710	$—	$2,407
Intersegment sales/(elimination)	15	11	(26)	—
Total sales	$1,712	$721	$(26)	$2,407
Income (loss) from operations	$269	$68	$(25)	$312
Interest expense and other, net	—	—	(53)	(53)
Income (loss) before income taxes	$269	$68	$(78)	$259
Segment financial information for the six months ended June 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,744	$1,397	$—	$5,141
Intersegment sales/(elimination)	25	21	(46)	—
Total sales	$3,769	$1,418	$(46)	$5,141
Income (loss) from operations	$759	$156	$(73)	$842
Interest expense and other, net	—	—	(94)	(94)
Income (loss) before income taxes	$759	$156	$(167)	$748
Segment financial information for the six months ended June 30, 2023 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,253	$1,348	$—	$4,601
Intersegment sales/(elimination)	29	22	(51)	—
Total sales	$3,282	$1,370	$(51)	$4,601
Income (loss) from operations	$495	$138	$(45)	$588
Interest expense and other, net	—	—	(96)	(96)
Income (loss) before income taxes	$495	$138	$(141)	$492

Sales to external customers by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Freight Segment:
Services	$829	$810	$1,658	$1,517
Equipment	570	418	1,096	822
Components	322	274	615	532
Digital Intelligence	199	195	375	382
Total Freight Segment	$1,920	$1,697	$3,744	$3,253

Transit Segment:
Original Equipment Manufacturer	$310	$334	$620	$623
Aftermarket	414	376	777	725
Total Transit Segment	$724	$710	$1,397	$1,348

16. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Foreign currency loss	$(1)	$(8)	$(5)	$(6)
Equity income	1	10	2	11
Expected return on pension assets/amortization	2	1	4	3
Other miscellaneous income (expense), net	2	(1)	1	(1)
Total Other income, net	$4	$2	$2	$7

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
A summary of restructuring charges related to the Integration 2.0 initiative is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Freight Segment:
Cost of goods sold	$3	$1	$4	$2
Selling, general and administrative expenses	—	1	—	2
Other income, net	(4)	—	(4)	—
Total Freight Segment	$(1)	$2	$—	$4

Transit Segment:
Cost of goods sold	$1	$3	$4	$6
Selling, general and administrative expenses	3	3	6	5
Amortization expense	1	—	2	2
Total Transit Segment	$5	$6	$12	$13
Total Integration 2.0 restructuring charges	$4	$8	$12	$17
Total one-time restructuring charges related to Integration 2.0 to date are approximately $130 million, which includes amounts recorded beginning in the fourth quarter 2021, and are primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Cash payments made during the three and six months ended June 30, 2024 were approximately $8 million and $30 million, respectively. Cash payments made during the three and six months ended June 30, 2023 were not material.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec expects to incur approximately $85 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. Wabtec recorded charges of approximately $2 million and $5 million during the three and six months ended June 30, 2024, respectively, primarily for asset write downs related to Portfolio Optimization. No charges related to Portfolio Optimization were recorded during the three and six months ended June 30, 2023. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $33 million.

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
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2024, approximately 50% of the Company’s Net sales came from customers outside the United States.
Business Update
During the first six months of 2024, Wabtec continued to execute on our value creation framework by signing several key agreements including: a multi-year Tier 4 locomotive order in North America for over $600 million, Wabtec's first multi-year service contract with a customer in Brazil worth over $240 million, a long term parts agreement with a customer in Asia, and a multi-year order for new locomotives in Africa. Operationally, Wabtec began commercial operations for its Green Friction braking solution in Paris and launched the next generation of railcar movers with its Shuttlewagon Commander NXT. Additionally, as a result of Wabtec's strong revenue and profitable growth over the past few years, rating agencies have made the following changes to our credit ratings: both Fitch Ratings and S&P Global Ratings upgraded Wabtec's credit rating from BBB- to BBB with a Stable outlook, and Moody's updated Wabtec's outlook to positive from stable.
During the first quarter of 2022, Wabtec announced Integration 2.0, a three-year strategic initiative to target incremental run rate synergies estimated to be between $75 million and $90 million in 2025. The scope of the review includes consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges of approximately $135 million to $165 million related to this initiative, of which approximately $130 million has been incurred through June 30, 2024. Total estimated initiative charges could change based on the specific programs approved or changes to the scope of the review. During the three and six months ended June 30, 2024, the Company incurred one-time restructuring charges for programs included in the initiative of approximately $4 million and $12 million, respectively, and $8 million and $17 million for the three and six months ended June 30, 2023, respectively, primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Programs approved to date are expected to result in approximately 15 facility closures and impact up to 1,100 employees.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec expects to incur approximately $85 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. Wabtec recorded charges of approximately $2 million and $5 million during the three and six months ended June 30, 2024, respectively, for asset write downs related to Portfolio Optimization. No charges related to Portfolio Optimization were recorded during the six months ended June 30, 2023. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $33 million.
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

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2024 COMPARED TO SECOND QUARTER 2023
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In millions	2024	2023
Net sales:
Sales of goods	$2,145	$1,899
Sales of services	499	508
Total net sales	2,644	2,407
Cost of sales:
Cost of goods	(1,490)	(1,400)
Cost of services	(280)	(284)
Total cost of sales	(1,770)	(1,684)
Gross profit	874	723
Operating expenses:
Selling, general and administrative expenses	(316)	(285)
Engineering expenses	(57)	(53)
Amortization expense	(71)	(73)
Total operating expenses	(444)	(411)
Income from operations	430	312
Other income and expenses:
Interest expense, net	(49)	(55)
Other income, net	4	2
Income before income taxes	385	259
Income tax expense	(94)	(66)
Net income	291	193
Less: Net income attributable to noncontrolling interest	(2)	(2)
Net income attributable to Wabtec shareholders	$289	$191
The following table shows the major components of the change in Net sales in the three months ended June 30, 2024 from the three months ended June 30, 2023:

In millions	Freight Segment	Transit Segment	Total
Second Quarter 2023 Net sales	$1,697	$710	$2,407
Acquisitions	34	—	34
Foreign Exchange	(8)	(10)	(18)
Organic	197	24	221
Second Quarter 2024 Net sales	$1,920	$724	$2,644

Net sales
Net sales for the three months ended June 30, 2024 increased by $237 million, or 9.8%, to $2.64 billion compared to the same period in 2023. Organic sales increased $221 million which was attributable to both Freight and Transit Segments. Freight Equipment sales increased from higher North American and international locomotive sales and increased mining sales. Components sales increased due to higher international railcar sales and growth in industrial end-markets. Freight Services sales increased from higher deliveries of locomotive modernizations and overhauls and higher parts sales. Transit sales increased from higher demand for Aftermarket products driven by increased infrastructure investment, partially offset by lower Original Equipment sales. Sales from acquisitions contributed $34 million in the Freight Segment and unfavorable changes in foreign exchange rates decreased sales by $18 million from both the Freight and Transit Segments.
Cost of sales
Cost of sales for the three months ended June 30, 2024 increased by $86 million, or 5.1%, to $1.77 billion compared to the same period in 2023. The increase is primarily due to the increase in net sales. Cost of sales as a percentage of net sales was 67.0% and 69.9% for the three months ended June 30, 2024 and 2023, respectively. The improvement in gross margin is attributable to favorable mix within and between the Freight and Transit segments, strong productivity and favorable fixed cost absorption. Costs of sales for the three months ended June 30, 2024 and 2023 included $6 million and $8 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization related to Integration 2.0 in both years and Portfolio Optimization in 2024.
Operating expenses
Total operating expenses increased $33 million, or 8.0%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to the increase in net sales. Operating expenses as a percentage of sales was 16.8% and 17.1% for the three months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses ("SG&A") increased $31 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase is primarily from costs incurred to support the higher sales volume and higher employee compensation and benefit costs, partially offset by the impacts of Integration 2.0. Restructuring costs included in SG&A were $3 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, primarily for headcount actions and footprint rationalization programs related to Integration 2.0.
Interest expense, net
Interest expense, net, decreased $6 million to $49 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to lower average overall debt balances in the current period, partially offset by higher effective interest rates.
Other income, net
Other income, net, increased $2 million to $4 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to lower foreign exchange losses, partially offset by lower equity income.
Income taxes
The effective income tax rate was 24.5% and 25.5% for the three months ended June 30, 2024 and 2023, respectively. The year over year decrease was primarily driven by a change in the jurisdictional mix of earnings for the three months ended June 30, 2024.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2024	2023	Change	% Change
Net sales:
Sales of goods	$1,423	$1,192	$231	19.4%
Sales of services	497	505	(8)	(1.6)%
Total net sales	1,920	1,697	223	13.1%
Cost of sales:
Cost of goods	(972)	(878)	94	10.7%
Cost of services	(279)	(281)	(2)	(0.7)%
Total cost of sales	(1,251)	(1,159)	92	7.9%
Cost of Sales (% of net sales)	65.2%	68.2%	(3.0)

Gross profit	669	538	131	24.3%

Operating expenses	(278)	(269)	9	3.3%

Income from operations	$391	$269	$122	45.4%
Income from operations (% of net sales)	20.4%	15.9%	4.5
The following table shows the major components of the change in Net sales for the Freight Segment in the second quarter of 2024 from the second quarter of 2023:

In millions
Second Quarter 2023 Net sales	$1,697
Acquisitions	34
Foreign Exchange	(8)
Organic changes in Net sales by Product Line:
Equipment	153
Services	22
Components	15
Digital Intelligence	7
Second Quarter 2024 Net sales	$1,920
Net sales
Freight Segment organic sales increased by $197 million driven primarily by:
•Equipment sales from higher North America and international locomotive sales and increased mining sales,
•Components sales from higher international railcar sales and growth in industrial end-markets, and
•Services sales from higher deliveries of locomotive modernizations and overhauls and higher parts sales
Additionally, Freight Segment sales also benefited from our strategic acquisition of L&M Radiator, Inc. by $34 million.
Cost of sales
Freight Segment Cost of sales increased $92 million from higher sales volume, and Cost of sales as a percentage of Net sales decreased 3.0 percentage points. The improvement in gross margin is attributable to favorable mix within the Freight Segment product lines, strong productivity and favorable fixed cost absorption. Cost of sales for the three months ended June 30, 2023 was also impacted by manufacturing inefficiencies related to labor negotiations at our Erie facility. Cost of sales for each of the three months ended June 30, 2024 and 2023 included $5 million of restructuring costs, primarily related to Integration 2.0 in both years and Portfolio Optimization in 2024.

Operating expenses
Freight Segment operating expenses increased by $9 million primarily driven by higher SG&A expenses resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2024	2023	Change	% Change
Net sales	$724	$710	$14	2.0%
Cost of sales	(519)	(525)	(6)	(1.1)%
Cost of sales (% of net sales)	71.7%	74.0%	(2.3)

Gross profit	205	185	20	10.8%

Operating expenses	(123)	(117)	6	5.1%

Income from operations	$82	$68	$14	20.6%
Income from operations (% of net sales)	11.3%	9.6%	1.7
The following table shows the major components of the change in Net sales for the Transit Segment in the second quarter of 2024 from the second quarter of 2023:

In millions
Second Quarter 2023 Net sales	$710
Foreign Exchange	(10)
Organic changes in Net sales by Product Line:
Aftermarket	39
Original Equipment Manufacturing	(15)
Second Quarter 2024 Net sales	$724
Net sales
Transit Segment organic sales increased by $24 million driven by strong Aftermarket sales primarily as a result of increased demand for products and services and increased infrastructure investment. This increase was partially offset by a decrease in Original Equipment Manufacturing sales. Changes in foreign exchange rates also decreased sales by $10 million.
Cost of sales
Transit Segment Cost of sales decreased by $6 million, and Costs of sales as a percentage of sales decreased by 2.3 percentage points primarily from favorable mix within the Transit product lines, partially offset by higher sales volume. The increase in gross margin was also attributable to benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit Cost of sales for the three months ended June 30, 2024 and 2023 includes $1 million and $3 million of restructuring costs, respectively, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.
Operating expenses
Transit Segment operating expenses increased by $6 million as compared to the prior year. Higher SG&A expenses to support higher sales volume and higher employee compensation and benefit costs were partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit SG&A expenses for each of the three months ended June 30, 2024 and 2023 include $3 million of restructuring costs, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.

FIRST SIX MONTHS OF 2024 COMPARED TO FIRST SIX MONTHS OF 2023
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Six Months Ended June 30,
In millions	2024	2023
Net sales:
Sales of goods	$4,152	$3,583
Sales of services	989	1,018
Total net sales	5,141	4,601
Cost of sales:
Cost of goods	(2,901)	(2,657)
Cost of services	(551)	(556)
Total cost of sales	(3,452)	(3,213)
Gross profit	1,689	1,388
Operating expenses:
Selling, general and administrative expenses	(597)	(548)
Engineering expenses	(105)	(104)
Amortization expense	(145)	(148)
Total operating expenses	(847)	(800)
Income from operations	842	588
Other income and expenses:
Interest expense, net	(96)	(103)
Other income, net	2	7
Income before income taxes	748	492
Income tax expense	(180)	(126)
Net income	568	366
Less: Net income attributable to noncontrolling interest	(7)	(6)
Net income attributable to Wabtec shareholders	$561	$360
The following table shows the major components of the change in Net sales in the six months ended June 30, 2024 from the six months ended June 30, 2023:

In millions	Freight Segment	Transit Segment	Total
First Six Months of 2023 Net sales	$3,253	$1,348	$4,601
Acquisitions	70	—	70
Foreign Exchange	(7)	(6)	(13)
Organic	428	55	483
First Six Months of 2024 Net sales	$3,744	$1,397	$5,141

Net sales
Net sales for the six months ended June 30, 2024 increased by $540 million, or 11.7%, to $5.14 billion compared to the same period in 2023. Organic sales increased $483 million which was attributable to both Freight and Transit Segments. Freight Equipment sales increased from higher North American and international locomotive sales and increased mining sales. Freight Services sales increased from higher deliveries of locomotive modernizations and overhauls and higher parts sales. Transit sales increased from higher demand for Aftermarket products driven by increased infrastructure investment, partially offset by lower Original Equipment sales. Sales from acquisitions contributed $70 million in the Freight Segment and unfavorable changes in foreign exchange rates decreased sales by $13 million.
Cost of sales
Cost of sales for the six months ended June 30, 2024 increased by $239 million, or 7.4%, to $3.45 billion compared to the same period in 2023. The increase is primarily due to the increase in net sales. Cost of sales as a percentage of net sales was 67.2% and 69.8% for the six months ended June 30, 2024 and 2023, respectively. The improvement in gross margin is attributable to improved pricing, favorable mix between the Freight and Transit segments and improved productivity. Cost of sales for both the six months ended June 30, 2024 and 2023 included $12 million of restructuring costs, primarily for headcount actions and footprint rationalization related to Integration 2.0 in both years and Portfolio Optimization in 2024.
Operating expenses
Total operating expenses increased $47 million, or 5.9%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to the increase in net sales. Operating expenses as a percentage of sales was 16.5% and 17.4% for the six months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses ("SG&A") increased $49 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase is primarily from costs incurred to support the higher sales volume and higher employee compensation and benefit costs, partially offset by the impacts of Integration 2.0. Restructuring costs included in SG&A were $6 million and $7 million for the six months ended June 30, 2024 and 2023, respectively, primarily for headcount actions and footprint rationalization programs related to Integration 2.0.
Interest expense, net
Interest expense, net, decreased $7 million to $96 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to lower average overall debt balances in the current period, partially offset by higher effective interest rates.
Other income, net
Other income, net, decreased $5 million to $2 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to lower equity income.
Income taxes
The effective income tax rate was 24.1% and 25.5% for the six months ended June 30, 2024 and 2023, respectively. The year over year decrease was primarily driven by higher discrete equity compensation tax deductions for the six months ended June 30, 2024 and a change in the jurisdictional mix of earnings.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2024	2023	Change	% Change
Net sales:
Sales of goods	$2,760	$2,242	$518	23.1%
Sales of services	984	1,011	(27)	(2.7)%
Total net sales	3,744	3,253	491	15.1%
Cost of sales:
Cost of goods	(1,902)	(1,687)	215	12.7%
Cost of services	(548)	(550)	(2)	(0.4)%
Total cost of sales	(2,450)	(2,237)	213	9.5%
Cost of Sales (% of net sales)	65.4%	68.8%	(3.4)

Gross profit	1,294	1,016	278	27.4%

Operating expenses	(535)	(521)	14	2.7%

Income from operations	$759	$495	$264	53.3%
Income from operations (% of net sales)	20.3%	15.2%	5.1
The following table shows the major components of the change in Net sales for the Freight Segment in the first six months of 2024 from the first six months of 2023:

In millions
First Six Months of 2023 Net Sales	$3,253
Acquisitions	70
Foreign Exchange	(7)
Organic changes in Net sales by Product Line:
Equipment	275
Services	144
Components	12
Digital Intelligence	(3)
First Six Months of 2024 Net Sales	$3,744
Net sales
Freight Segment organic sales increased by $428 million driven primarily by:
•Equipment sales from higher North America and international locomotive sales and increased mining sales, and
•Services sales from higher deliveries of locomotive modernizations and overhauls and higher parts sales
Additionally, Freight Segment sales also benefited from our strategic acquisition of L&M Radiator, Inc. by $70 million.
Cost of sales
Freight Segment Cost of sales increased $213 million from higher sales volume, and Cost of sales as a percentage of Net sales decreased 3.4 percentage points. The improvement in gross margin is attributable to improved pricing, favorable mix within the Freight Segment product lines and improved productivity. Cost of sales for the six months ended June 30, 2023 was also impacted by manufacturing inefficiencies related to labor negotiations at our Erie facility and costs related to next generation product development in Digital Intelligence. Cost of sales for the six months ended June 30, 2024 and 2023 included $8 million and $6 million, respectively, of restructuring costs, primarily related to Integration 2.0 in both years and Portfolio Optimization in 2024.

Operating expenses
Freight Segment operating expenses increased by $14 million primarily driven by higher SG&A expenses resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2024	2023	Change	% Change
Net sales	$1,397	$1,348	$49	3.6%
Cost of sales	(1,002)	(976)	26	2.7%
Cost of sales (% of net sales)	71.7%	72.4%	(0.7)

Gross profit	395	372	23	6.2%

Operating expenses	(239)	(234)	5	2.1%

Income from operations	$156	$138	$18	13.0%
Income from operations (% of net sales)	11.2%	10.3%	0.9
The following table shows the major components of the change in Net sales for the Transit Segment in the first six months of 2024 from the first six months of 2023:

In millions
First Six Months of 2023 Net Sales	$1,348
Foreign Exchange	(6)
Organic changes in Net sales by Product Line:
Aftermarket	57
Original Equipment Manufacturing	(2)
First Six Months of 2024 Net Sales	$1,397
Net sales
Transit Segment organic sales increased by $55 million driven by strong Aftermarket sales primarily as a result of increased demand for products and services and increased infrastructure investment, partially offset by lower Original Equipment Manufacturing sales. Unfavorable changes in foreign exchange rates also decreased sales by $6 million.
Cost of sales
Transit Segment Cost of sales increased by $26 million primarily from higher sales volume, and Costs of sales as a percentage of sales decreased by 0.7 percentage points. The increase in gross margin is primarily attributable to favorable mix within the Transit Segment and the benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit Cost of sales for the six months ended June 30, 2024 and 2023 includes $4 million and $6 million of restructuring costs, respectively, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.
Operating expenses
Transit Segment operating expenses increased by $5 million as compared to the prior year. Higher SG&A expenses to support higher sales volume and higher employee compensation and benefit costs were partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit SG&A expenses for the six months ended June 30, 2024 and 2023 includes $6 million and $5 million of restructuring costs, respectively, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.

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

	Six Months Ended June 30,
In millions	2024	2023
Cash provided by (used for):
Operating activities	$569	$90
Investing activities	$(57)	$(293)
Financing activities	$(523)	$30
Operating activities In the first six months of 2024, cash provided by operating activities was $569 million compared to $90 million in the first six months of 2023. Significant changes to the sources and (uses) of cash for the six month periods include the following:
•$202 million from increased Net income;
•$128 million from changes in Inventory primarily from the inventory build during the first six months of 2023 in anticipation of a strike at the manufacturing facility in Erie, Pennsylvania, as well as supply chain disruptions;
•$98 million from changes in Accounts payable due to timing of payments;
•$4 million from favorable changes in accounts receivables driven by $179 million of higher collections on receivables, mostly offset by $(175) million of higher remittance for the Revolving Receivables Program;
•$(96) million from changes in the timing of customer deposits expected to be consumed in one year; and,
•approximately $115 million from changes in long term deposits from customers.
Investing activities In the first six months of 2024 and 2023, cash used for investing activities was $(57) million and $(293) million, respectively. During the first six months of 2024, Wabtec used $(77) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes and received $20 million of proceeds from disposals of property, plant and equipment. During the first six months of 2023, Wabtec acquired L&M Radiator Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers, for net cash of approximately $(223) million and used $(70) million for additions to property, plant, and equipment.
Financing activities In the first six months of 2024, cash used for financing activities was $(523) million which included $(58) million from net changes in debt, $(375) million in stock repurchases, $(71) million of dividend payments, and $(23) million of payments for income tax withholding on share-based compensation. In the first six months of 2023, cash provided by financing activities was $30 million, which included $374 million from net changes in debt, $(252) million in stock repurchases, $(62) million of dividend payments, $(15) million of payments for income tax withholding on share-based compensation, and $(12) million for distributions to noncontrolling interest.
During the first quarter of 2024, the Company entered into the 2024 Credit Agreement for a term loan of $225 million. Also during the first quarter of 2024, the Company issued $500 million of Senior Notes due in 2034. Proceeds from the 2034 Notes, combined with the proceeds from the term loan under the 2024 Credit Agreement and cash on hand, were utilized to repay the outstanding amount of 2024 Notes at maturity.
As of June 30, 2024, the Company held approximately $595 million of cash, cash equivalents and restricted cash, of which approximately $210 million was held within the United States and approximately $385 million was held outside of the United States, primarily in India, Europe, Brazil, and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of June 30, 2024, approximately $5 million of the Company's $595 million of cash balance was classified as restricted.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
The Company utilizes a revolving receivables facility to sell up to $350 million of certain receivables through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than customer collections remitted to the financial institution for any applicable periods. Net cash (payments) proceeds included in cash from operations from the revolving receivables program were $(20) million and $155 million for the six months ended June 30, 2024 and 2023, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2024
Net sales	$3,094
Gross profit	$1,208
Net income attributable to Wabtec shareholders	$684

Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	June 30, 2024	December 31, 2023
Current assets	$1,528	$1,513
Noncurrent assets	$2,164	$2,196
Current liabilities	$2,151	$2,443
Long-term debt	$2,960	$2,739
Other non-current liabilities	$805	$662
The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2024
Net sales to non-guarantor subsidiaries	$518
Purchases from non-guarantor subsidiaries	$621

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	June 30, 2024
Amount due to non-guarantor subsidiaries	$9,731

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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Six Months Ended June 30, 2024
Net sales	$283
Gross profit	$57
Net loss attributable to Wabtec shareholders	$(211)

Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	June 30, 2024	December 31, 2023
Current assets	$451	$493
Noncurrent assets	$716	$651
Current liabilities	$923	$1,272
Long-term debt	$3,492	$3,287
Other non-current liabilities	$149	$84
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Six Months Ended June 30, 2024
Net sales to non-guarantor subsidiaries	$23
Purchases from non-guarantor subsidiaries	$80

Unaudited
Issuer and Guarantor
In millions	June 30, 2024
Amount due to non-guarantor subsidiaries	$11,046
Company Stock Repurchase Plan
On February 9, 2024, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $1 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $333 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the 2022 Credit Agreement and the 2024 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2024, approximately $723 million was remaining under the stock repurchase plan.
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

Contractual Obligations
During the first quarter of 2024, the Company entered into the 2024 Credit Agreement for a term loan of $225 million which is scheduled to mature on March 14, 2029. Also during the first quarter of 2024, the Company issued $500 million of Senior Notes due in 2034. Proceeds from the 2034 Notes, combined with the proceeds from the term loan under the 2024 Credit Agreement and cash on hand, were utilized to repay the outstanding amount of 2024 Notes at maturity. As a result of these transactions, contractual obligations related the repayment of Long-term debt for 2029 and beyond has increased to $725 million.

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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2024. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2024:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2024	608,708	$147.62	608,708	$833
May 2024	432,926	$163.21	432,926	$762
June 2024	237,960	$163.56	237,960	$723
Total quarter ended June 30, 2024	1,279,594	$155.86	1,279,594	$723
(1)     On February 9, 2024, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $1 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $333 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the 2022 Credit Agreement, the 2024 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2024, approximately $723 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 5.    OTHER INFORMATION
None of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the second quarter ended June 30, 2024.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 24, 2024