Form 10-Q
period 2024-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2024-10-23
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 18, 2024, there were 171,889,624 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2024
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	September 30, 2024	December 31, 2023
Assets
Assets
Cash, cash equivalents and restricted cash	$410	$620
Accounts receivable	1,231	1,160
Unbilled accounts receivable	551	524
Inventories, net	2,380	2,284
Other current assets	202	267
Total current assets	4,774	4,855
Property, plant and equipment, net	1,439	1,485
Goodwill	8,786	8,780
Other intangible assets, net	2,996	3,205
Other noncurrent assets	649	663
Total noncurrent assets	13,870	14,133
Total Assets	$18,644	$18,988
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,338	$1,250
Customer deposits	567	804
Accrued compensation	380	341
Accrued warranty	244	220
Current portion of long-term debt	500	781
Other accrued liabilities	652	660
Total current liabilities	3,681	4,056
Long-term debt	3,517	3,288
Accrued postretirement and pension benefits	62	62
Deferred income taxes	295	318
Other long-term liabilities	798	740
Total Liabilities	8,353	8,464
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued: 171.9 and 177.8 outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	7,999	7,977
Treasury stock, at cost, 55.0 and 49.1 shares, at September 30, 2024 and December 31, 2023, respectively	(3,151)	(2,171)
Retained earnings	6,007	5,269
Accumulated other comprehensive loss	(607)	(590)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,250	10,487
Noncontrolling interest	41	37
Total Equity	10,291	10,524
Total Liabilities and Equity	$18,644	$18,988

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2024	2023	2024	2023

Net sales:
Sales of goods	$2,171	$2,048	$6,323	$5,631
Sales of services	492	502	1,481	1,520
Total net sales	2,663	2,550	7,804	7,151
Cost of sales:
Cost of goods	(1,512)	(1,475)	(4,413)	(4,132)
Cost of services	(271)	(283)	(822)	(839)
Total cost of sales	(1,783)	(1,758)	(5,235)	(4,971)
Gross profit	880	792	2,569	2,180
Operating expenses:
Selling, general and administrative expenses	(318)	(295)	(915)	(843)
Engineering expenses	(50)	(53)	(155)	(157)
Amortization expense	(79)	(74)	(224)	(222)
Total operating expenses	(447)	(422)	(1,294)	(1,222)
Income from operations	433	370	1,275	958
Other income and expenses:
Interest expense, net	(52)	(60)	(148)	(163)
Other (expense) income, net	(3)	10	(1)	17
Income before income taxes	378	320	1,126	812
Income tax expense	(92)	(78)	(272)	(204)
Net income	286	242	854	608
Less: Net income attributable to noncontrolling interest	(3)	(2)	(10)	(8)
Net income attributable to Wabtec shareholders	$283	$240	$844	$600

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.63	$1.34	$4.81	$3.34
Diluted
Net income attributable to Wabtec shareholders	$1.63	$1.33	$4.80	$3.33

Weighted average shares outstanding
Basic	173.4	178.6	175.1	179.1
Diluted	174.1	179.2	175.7	179.7

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net income attributable to Wabtec shareholders	$283	$240	$844	$600
Foreign currency translation gain (loss)	114	(106)	(23)	(82)
Unrealized (loss) gain on derivative contracts	(2)	21	11	39
Change in unrealized gain (loss) on pension and post-retirement benefit plans	1	3	(3)	1
Other comprehensive income (loss) before tax	113	(82)	(15)	(42)
Income tax expense related to components of other comprehensive income	—	(7)	(2)	(10)
Other comprehensive income (loss), net of tax	113	(89)	(17)	(52)
Comprehensive income attributable to Wabtec shareholders	$396	$151	$827	$548

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In millions	2024	2023

Operating Activities
Net income	$854	$608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	371
Stock-based compensation expense	44	36
Below market intangible amortization	(34)	(39)
Net loss on disposal of property, plant and equipment	2	4
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(92)	(214)
Inventories	(115)	(201)
Accounts payable	87	(50)
Accrued income taxes	33	(6)
Accrued liabilities and customer deposits	(172)	12
Other assets and liabilities	129	(6)
Net cash provided by operating activities	1,111	515
Investing Activities
Purchase of property, plant and equipment	(123)	(109)
Proceeds from dispositions of businesses	17	—
Proceeds from disposal of property, plant and equipment	13	—
Acquisitions of businesses, net of cash acquired	(13)	(227)
Net cash used for investing activities	(106)	(336)
Financing Activities
Proceeds from debt, net of issuance costs	1,872	4,351
Payments of debt	(1,934)	(4,302)
Repurchase of stock	(974)	(252)
Cash dividends	(106)	(92)
Payment of contingent consideration	(42)	—
Payment of income tax withholding on share-based compensation	(24)	(16)
Distribution to noncontrolling interest	(6)	(12)
Other financing activities	5	—
Net cash used for financing activities	(1,209)	(323)
Effect of changes in currency exchange rates	(6)	(5)
Decrease in cash	(210)	(149)
Cash, cash equivalents and restricted cash, beginning of period	620	541
Cash, cash equivalents and restricted cash, end of period	$410	$392

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(36)	—	—	(36)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(22)	0.3	2	—	—	—	(20)
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	272	—	5	277
Other comprehensive loss, net of tax	—	—	—	—	—	—	(77)	—	(77)
Stock repurchase	—	—	—	(1.3)	(176)	—	—	—	(176)
Balance, March 31, 2024	226.9	$2	$7,967	(50.1)	$(2,345)	$5,505	$(667)	$42	$10,504
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(35)	—	—	(35)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	—	0.1	2	—	—	—	2
Stock based compensation	—	—	14	—	—	—	—	—	14
Net income	—	—	—	—	—	289	—	2	291
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53)	—	(53)
Stock repurchase	—	—	—	(1.3)	(202)	—	—	—	(202)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2024	226.9	$2	$7,981	(51.3)	$(2,545)	$5,759	$(720)	$43	$10,520
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(35)	—		(35)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	—	—	(1)	—	—	—	(1)
Stock based compensation	—	—	18	—	—	—	—	—	18
Net income	—	—	—	—	—	283	—	3	286
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	113
Stock repurchase	—	—	—	(3.7)	(605)	—	—	—	(605)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2024	226.9	$2	$7,999	(55.0)	$(3,151)	$6,007	$(607)	$41	$10,291

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2022	226.9	$2	$7,953	(45.7)	$(1,769)	$4,577	$(661)	$45	$10,147
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(31)	—	—	(31)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(23)	0.3	6	—	—	—	(17)
Stock based compensation	—	—	10	—	—	—	—	—	10
Net income	—	—	—	—	—	169	—	4	173
Other comprehensive income, net of tax	—	—	—	—	—	—	30	—	30
Stock repurchase	—	—	—	(1.7)	(178)	—	—	—	(178)
Balance, March 31, 2023	226.9	$2	$7,940	(47.1)	$(1,941)	$4,715	$(631)	$49	$10,134
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(31)	—	—	(31)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3)	0.1	3	—	—	—	—
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	191	—	2	193
Other comprehensive income, net of tax	—	—	—	—	—	—	7	—	7
Stock repurchase	—	—	—	(0.8)	(76)	—	—	—	(76)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(12)	(12)
Balance, June 30, 2023	226.9	$2	$7,949	(47.8)	$(2,014)	$4,875	$(624)	$39	$10,227
Cash dividends ($0.17 dividend per share)	—	—	—	—	—	(30)	—	—	(30)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	2	—	1	—	—	—	3
Stock based compensation	—	—	14	—	—	—	—	—	14
Net income	—	—	—	—	—	240	—	2	242
Other comprehensive loss, net of tax	—	—	—	—	—	—	(89)	—	(89)
Balance, September 30, 2023	226.9	$2	$7,965	(47.8)	$(2,013)	$5,085	$(713)	$41	$10,367
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2024, approximately 52% of the Company’s Net sales came from customers outside the United States.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of September 30, 2024, the Company's remaining performance obligations were approximately $22.2 billion. The Company expects to recognize revenue of approximately 34% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
At September 30, 2024 and December 31, 2023, the bankruptcy-remote subsidiary held receivables of $646 million and $674 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold, which were $95 million and $20 million at September 30, 2024 and December 31, 2023, respectively. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at September 30, 2024 or December 31, 2023 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding.
The following table sets forth a summary of receivables sold and the resulting impact of net cash proceeds included in cash from operations:

In millions	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Gross receivables sold/cash proceeds received	$926	$2,030
Customer collections remitted to financial institution	(851)	(1,875)
Net cash proceeds received included in cash from operations	$75	$155
Restricted Cash At September 30, 2024 and December 31, 2023, the Company classified cash of $9 million and $5 million, respectively, as restricted for cash held in escrow related to acquisitions.
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
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended September 30, 2024 and 2023 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Balance at June 30	$(678)	$(572)	$17	$4	$(59)	$(56)	$(720)	$(624)
Other comprehensive income (loss), net	114	(106)	(1)	16	—	1	113	(89)
Balance at September 30	$(564)	$(678)	$16	$20	$(59)	$(55)	$(607)	$(713)

The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the nine months ended September 30, 2024 and 2023 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Balance at beginning of year	$(541)	$(596)	$7	$(9)	$(56)	$(56)	$(590)	$(661)
Other comprehensive (loss) income before reclassifications	(23)	(82)	9	29	—	—	(14)	(53)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	—	—	—	(3)	1	(3)	1
Other comprehensive (loss) income, net	(23)	(82)	9	29	(3)	1	(17)	(52)
Balance at September 30	$(564)	$(678)	$16	$20	$(59)	$(55)	$(607)	$(713)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other (expense) income, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income.
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 45 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $338 million and $305 million of the Company's outstanding Accounts payable as of September 30, 2024 and December 31, 2023, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

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
The Company also made smaller acquisitions during the periods presented, none of which were material.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	September 30, 2024	December 31, 2023
Raw materials	$1,028	$1,062
Work-in-progress	590	463
Finished goods	762	759
Total inventories	$2,380	$2,284

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2023	$7,294	$1,486	$8,780
Additions/adjustments	9	—	9
Foreign currency impact	(23)	20	(3)
Balance at September 30, 2024	$7,280	$1,506	$8,786
As of September 30, 2024 and December 31, 2023, the Company’s trade names had a net carrying amount of $619 million and $612 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company had assigned a useful life of 5 years and has been fully amortized.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	September 30, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,433	$(605)	$828	$1,431	$(526)	$905
Customer relationships	1,322	(481)	841	1,333	(431)	902
Acquired technology	1,296	(588)	708	1,283	(497)	786
Total	$4,051	$(1,674)	$2,377	$4,047	$(1,454)	$2,593
At September 30, 2024 the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 7 years, 14 years and 6 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $79 million and $224 million for the three and nine months ended September 30, 2024, respectively, and $74 million and $222 million for the three and nine months ended September 30, 2023, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2024	$70
2025	$272
2026	$267
2027	$262
2028	$261

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $175 million at September 30, 2024 and $154 million at December 31, 2023. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $319 million at September 30, 2024 and $174 million at December 31, 2023. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $89 million and $104 million at September 30, 2024 and December 31, 2023, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the nine months ended September 30, 2024 and 2023 is as follows:

	Contract Assets
In millions	2024	2023
Balance at beginning of year	$678	$706
Recognized in current year	549	562
Reclassified to accounts receivable	(496)	(456)
Acquisitions/adjustments	—	(2)
Foreign currency impact	(5)	(4)
Balance at September 30	$726	$806

	Contract Liabilities
In millions	2024	2023
Balance at beginning of year	$1,082	$956
Recognized in current year	1,021	1,043
Amounts in beginning balance reclassified to revenue	(513)	(632)
Current year amounts reclassified to revenue	(615)	(393)
Acquisitions	—	1
Foreign currency impact	—	(6)
Balance at September 30	$975	$969

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
Operating lease expense was $18 million and $50 million for the three and nine months ended September 30, 2024, respectively, and $16 million and $48 million for the three and nine months ended September 30, 2023, respectively. New operating leases of $8 million and $40 million were added during the three and nine months ended September 30, 2024, respectively, and $7 million and $27 million for the three and nine months ended September 30, 2023, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2024	$17
2025	61
2026	54
2027	43
2028	32
Thereafter	110
Total lease payments	317
Less: Present value discount	(27)
Present value of lease liabilities	$290
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7.2	7.8
Weighted-average discount rate	2.8%	2.4%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	September 30, 2024		December 31, 2023
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
2024 Credit Agreement:
Term Loan	6.7%	$225	$224	$225	$—	$—
2022 Credit Agreement:
Revolving Credit Facility	8.6%	N/A	—	—	—	—
Delayed Draw Term Loan	6.7%	$250	250	250	250	250
Senior Notes:
4.15% Senior Notes, due 2024	—%	$—	—	—	725	722
3.20% Senior Notes, due 2025	3.4%	$500	499	494	499	484
3.45% Senior Notes, due 2026	3.5%	$750	750	738	749	718
1.25% Senior Notes (EUR), due 2027	1.5%	€500	552	527	547	509
4.70% Senior Notes, due 2028	4.8%	$1,250	1,246	1,269	1,245	1,237
5.611% Senior Notes, due 2034	5.7%	$500	495	529	—	—
Other Borrowings			1	1	54	57
Total			4,017	4,033	4,069	3,977
Less: current portion			(500)	(495)	(781)	(779)
Long-term portion			$3,517	$3,538	$3,288	$3,198
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of September 30, 2024 and December 31, 2023, the Company had total combined unamortized discount and debt issuance costs of $17 million and $15 million, respectively.
Credit Agreements
2024 Credit Agreement
On March 14, 2024, the Company entered into a new stand-alone credit agreement (the "2024 Credit Agreement") for a term loan of $225 million. Borrowings under the 2024 Credit Agreement bear interest at a base rate plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s Leverage Ratio or (ii) the Company’s public rating. At September 30, 2024, the interest rate was 6.5%. The frequency of interest payments varies based upon the Interest Election Request. The term loan issued under the 2024 Credit Agreement will mature on March 14, 2029. The obligations of the Company under the 2024 Credit Agreement are unsecured and have been guaranteed by certain of the Company’s subsidiaries. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
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
The Revolving Credit Facility matures on August 15, 2027. The Delayed Draw Term Loan was fully drawn during the third quarter of 2023, and the proceeds were utilized to redeem the 4.375% Senior Notes, due 2023. Borrowings under the Delayed Draw Term Loan will mature on August 15, 2027. Amounts borrowed and repaid under the Delayed Draw Term Loan may not be reborrowed. The applicable interest rate for borrowings under the 2022 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public rating. At September 30, 2024, the interest rate was 6.5%. Obligations under the Restated Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The following table presents availability under the 2022 Credit Agreement at September 30, 2024:

In millions	Revolving Credit Facility	Delayed Draw Term Loan	Total
Maximum Availability	$1,500	$250	$1,750
Outstanding Borrowings	—	(250)	(250)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$1,500	$—	$1,500
The Company was in compliance with all financial covenants in the 2022 Credit Agreement and the 2024 Credit Agreement as of September 30, 2024.
Intra-Quarter Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs within a quarter.
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

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of September 30, 2024, the number of shares available for future grants under the 2011 Plan was approximately 4.4 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $23 million and $57 million for the three and nine months ended September 30, 2024, respectively, and $16 million and $42 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest was approximately $91 million.
Stock Options Stock options can be granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Options become exercisable over a three-year vesting period and expire 10 years from the date of grant. There were no stock options granted in the periods presented. At September 30, 2024, there were 231,026 shares issuable pursuant to exercisable stock options.

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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR modifier can increase or decrease the payment by 10% or 20% depending on plan year. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three-year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2024, the Company estimates that it will achieve 158%, 163% and 175% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three-year periods ending December 31, 2024, 2025, and 2026, respectively, and has recorded incentive compensation expense accordingly. If the estimates of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company's common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.

The following table summarizes the restricted stock, restricted stock unit and incentive stock unit activity and related information for the nine months ended September 30, 2024:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	760,569	692,732	$93.65
Granted	309,241	193,661	$142.43
Vested	(276,957)	(298,756)	$87.81
Adjustment for incentive stock awards expected to vest	—	190,451	$117.62
Canceled	(43,086)	(19,852)	$104.93
Outstanding at September 30, 2024	749,767	758,236	$114.70

10. INCOME TAXES
The overall effective tax rate for the three and nine months ended September 30, 2024 was 24.2% and 24.1%, respectively. The overall effective tax rate for the three and nine months ended September 30, 2023 was 24.5% and 25.1%, respectively. The year over year decrease in the effective rate for the three month period ended September 30, 2024 was driven by a change in the jurisdictional mix of earnings and audit closures. Additionally, the year over year decrease in the effective tax rate for the nine month period ended September 30, 2024 was impacted by higher discrete equity compensation tax deductions, audit closures, and a change in jurisdictional mix of earnings.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2024	2023	2024	2023
Numerator
Net income attributable to Wabtec shareholders	$283	$240	$844	$600
Denominator
Weighted average shares outstanding - basic	173.4	178.6	175.1	179.1
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.7	0.6	0.6	0.6
Weighted average shares outstanding - diluted	174.1	179.2	175.7	179.7
Net income attributable to Wabtec shareholders per common share
Basic	$1.63	$1.34	$4.81	$3.34
Diluted	$1.63	$1.33	$4.80	$3.33

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the nine months ended September 30, 2024 and 2023:

In millions	2024	2023
Balance at beginning of year	$248	$242
Warranty expense	84	76
Warranty claim payments	(63)	(70)
Foreign currency impact/other	2	(1)
Balance at September 30	$271	$247

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at September 30, 2024 and December 31, 2023. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy. At December 31, 2023, $42 million was classified as "Other accrued liabilities" on the Company's Condensed Consolidated Balance Sheets, which approximates fair value. There was no amount of contingent consideration outstanding as of September 30, 2024.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three and nine months ended September 30, 2024 and 2023, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other (expense) income, net. The net gains and losses related to these contracts were not material for the three and nine months ended September 30, 2024 and 2023. These contracts typically mature within one year.
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. During the first quarter of

2024, the Company utilized all outstanding interest rate hedge contracts to help manage interest expense for the 2034 Notes. In the third quarter of 2024, the Company entered into new interest rate hedge contracts to manage interest rate risk for a portion of future expected debt transactions. For the three and nine months ended September 30, 2024 and 2023, the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three and nine months ended September 30, 2024 and 2023, the amounts recognized as income or expense were not material.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of September 30, 2024, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$4	$2	$255	$156
Other current liabilities	2	(6)	—	329	89
Interest Rate Contracts
Other current assets	2	—	—	20	—
Other current liabilities	2	—	—	20	—
Total		$(2)	$2	$624	$245
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

Segment financial information for the three months ended September 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,930	$733	$—	$2,663
Intersegment sales/(elimination)	12	23	(35)	—
Total sales	$1,942	$756	$(35)	$2,663
Income (loss) from operations	$390	$79	$(36)	$433
Interest expense and other, net	—	—	(55)	(55)
Income (loss) before income taxes	$390	$79	$(91)	$378
Segment financial information for the three months ended September 30, 2023 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,881	$669	$—	$2,550
Intersegment sales/(elimination)	18	9	(27)	—
Total sales	$1,899	$678	$(27)	$2,550
Income (loss) from operations	$325	$70	$(25)	$370
Interest expense and other, net	—	—	(50)	(50)
Income (loss) before income taxes	$325	$70	$(75)	$320
Segment financial information for the nine months ended September 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,674	$2,130	$—	$7,804
Intersegment sales/(elimination)	37	44	(81)	—
Total sales	$5,711	$2,174	$(81)	$7,804
Income (loss) from operations	$1,149	$235	$(109)	$1,275
Interest expense and other, net	—	—	(149)	(149)
Income (loss) before income taxes	$1,149	$235	$(258)	$1,126
Segment financial information for the nine months ended September 30, 2023 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,134	$2,017	$—	$7,151
Intersegment sales/(elimination)	47	31	(78)	—
Total sales	$5,181	$2,048	$(78)	$7,151
Income (loss) from operations	$820	$208	$(70)	$958
Interest expense and other, net	—	—	(146)	(146)
Income (loss) before income taxes	$820	$208	$(216)	$812

Sales to external customers by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Freight Segment:
Services	$917	$787	$2,575	$2,304
Equipment	513	620	1,609	1,442
Components	296	293	911	825
Digital Intelligence	204	181	579	563
Total Freight Segment	$1,930	$1,881	$5,674	$5,134

Transit Segment:
Original Equipment Manufacturer	$349	$308	$969	$931
Aftermarket	384	361	1,161	1,086
Total Transit Segment	$733	$669	$2,130	$2,017

16. OTHER (EXPENSE) INCOME, NET
The components of Other (expense) income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Foreign currency loss	$(6)	$(3)	$(11)	$(9)
Equity income	1	12	3	23
Expected return on pension assets/amortization	3	2	7	5
Other miscellaneous expense, net	(1)	(1)	—	(2)
Total Other (expense) income, net	$(3)	$10	$(1)	$17

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
A summary of restructuring charges related to the Integration 2.0 initiative is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Freight Segment:
Cost of goods sold	$2	$2	$6	$4
Selling, general and administrative expenses	—	1	—	3
Other income, net	—	—	(4)	—
Total Freight Segment	$2	$3	$2	$7

Transit Segment:
Cost of goods sold	$5	$11	$9	$17
Selling, general and administrative expenses	3	(1)	9	4
Amortization expense	—	—	2	2
Total Transit Segment	$8	$10	$20	$23
Total Integration 2.0 restructuring charges	$10	$13	$22	$30
Total one-time restructuring charges related to Integration 2.0 to date are approximately $140 million, which includes amounts recorded beginning in the fourth quarter 2021, and are primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Cash payments made during the three and nine months ended September 30, 2024 were approximately $5 million and $35 million, respectively. Cash payments made during the three and nine months ended September 30, 2023 were not material.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec expects to incur approximately $85 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. Wabtec recorded charges of approximately $8 million and $13 million during the three and nine months ended September 30, 2024, respectively, primarily for asset write downs related to Portfolio Optimization. No charges related to Portfolio Optimization were recorded during the three and nine months ended September 30, 2023. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $41 million.

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
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2024, approximately 52% of the Company’s Net sales came from customers outside the United States.
Business Update
During the first nine months of 2024, Wabtec continued to execute on our value creation framework by signing several key agreements including: a multi-year Tier 4 locomotive order in North America for over $600 million, a multi-year locomotive order in Kazakhstan for over $400 million, and a multi-year order for new locomotives in Africa. Additionally, Wabtec won a long-term parts agreement with a Class I railroad for over $300 million, signed its first multi-year service contract with a customer in Brazil worth over $240 million, and secured a long-term parts agreement with a customer in Asia. Operationally, Wabtec began commercial operations for its Green Friction braking solution in Paris and launched the next generation of railcar movers with its Shuttlewagon Commander NXT. Additionally, as a result of Wabtec's strong revenue and profitable growth over the past few years, rating agencies have made the following changes to our credit ratings: both Fitch Ratings and S&P Global Ratings upgraded Wabtec's credit rating from BBB- to BBB with a Stable outlook, and Moody's updated Wabtec's outlook to positive from stable.
During the first quarter of 2022, Wabtec announced Integration 2.0, a three-year strategic initiative to target incremental run rate synergies estimated to be between $75 million and $90 million in 2025. The scope of the review includes consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur one-time restructuring charges of approximately $135 million to $165 million related to this initiative, of which approximately $140 million has been incurred through September 30, 2024. Total estimated initiative charges could change based on the specific programs approved or changes to the scope of the review. During the three and nine months ended September 30, 2024, the Company incurred one-time restructuring charges for programs included in the initiative of approximately $10 million and $22 million, respectively, and $13 million and $30 million for the three and nine months ended September 30, 2023, respectively, primarily for employee-related costs and asset write downs associated with site consolidations in Europe. Programs approved to date are expected to result in approximately 15 facility closures and impact up to 1,100 employees.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec expects to incur approximately $85 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. Wabtec recorded charges of approximately $8 million and $13 million during the three and nine months ended September 30, 2024, respectively, for asset write downs related to Portfolio Optimization. No charges related to Portfolio Optimization were recorded during the nine months ended September 30, 2023. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $41 million.
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

RESULTS OF OPERATIONS
Consolidated Results
THIRD QUARTER 2024 COMPARED TO THIRD QUARTER 2023
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,
In millions	2024	2023
Net sales:
Sales of goods	$2,171	$2,048
Sales of services	492	502
Total Net sales	2,663	2,550
Cost of sales:
Cost of goods	(1,512)	(1,475)
Cost of services	(271)	(283)
Total Cost of sales	(1,783)	(1,758)
Gross profit	880	792
Operating expenses:
Selling, general and administrative expenses	(318)	(295)
Engineering expenses	(50)	(53)
Amortization expense	(79)	(74)
Total Operating expenses	(447)	(422)
Income from operations	433	370
Other income and expenses:
Interest expense, net	(52)	(60)
Other (expense) income, net	(3)	10
Income before income taxes	378	320
Income tax expense	(92)	(78)
Net income	286	242
Less: Net income attributable to noncontrolling interest	(3)	(2)
Net income attributable to Wabtec shareholders	$283	$240
The following table shows the major components of the change in Net sales in the three months ended September 30, 2024 from the three months ended September 30, 2023:

In millions	Freight Segment	Transit Segment	Total
Third Quarter 2023 Net sales	$1,881	$669	$2,550
Acquisitions	2	—	2
Foreign Exchange	(11)	8	(3)
Organic	58	56	114
Third Quarter 2024 Net sales	$1,930	$733	$2,663

Net sales
Net sales for the three months ended September 30, 2024 increased by $113 million, or 4.4%, to $2.66 billion compared to the same period in 2023. Organic sales increased $114 million which was attributable to both the Freight and Transit Segments. Freight Services sales increased from higher deliveries of locomotive modernizations and engine overhauls. Digital Intelligence sales increased due to higher international sales, including Positive Train Control ("PTC"), on-board locomotive solutions, and digital mining products. Freight Equipment sales decreased from lower locomotive deliveries, partially offset by increased mining sales. Transit sales increased from higher demand for Original Equipment Manufacturing and Aftermarket products driven by increased investments in sustainable infrastructure.
Cost of sales
Cost of sales for the three months ended September 30, 2024 increased by $25 million, or 1.4%, to $1.78 billion compared to the same period in 2023. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 67.0% and 69.0% for the three months ended September 30, 2024 and 2023, respectively. The improvement in gross margin is attributable to favorable mix within the Freight segment, strong productivity and the impacts of Integration 2.0. Costs of sales for the three months ended September 30, 2024 and 2023 included $7 million and $13 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization related to Integration 2.0 in both years and Portfolio Optimization in 2024.
Operating expenses
Total operating expenses increased $25 million, or 5.9%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to the increase in Net sales and higher restructuring costs. Operating expenses as a percentage of sales was 16.8% and 16.5% for the three months ended September 30, 2024 and 2023, respectively. Selling, general and administrative expenses ("SG&A") increased $23 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily from costs incurred to support the higher sales volume and higher employee compensation and benefit costs, partially offset by the impacts of Integration 2.0. Restructuring costs included in SG&A were $5 million for the three months ended September 30, 2024, primarily for headcount actions and footprint rationalization programs related to Integration 2.0 and Portfolio Optimization. There were no restructuring amounts recorded in SG&A for the three months ended September 30, 2023.
Interest expense, net
Interest expense, net, decreased $8 million to $52 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to lower average debt balances in the current period.
Other (expense) income, net
Other (expense) income, net, decreased $13 million from $10 million to $(3) million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to higher foreign exchange losses and lower equity income.
Income taxes
The effective income tax rate was 24.2% and 24.5% for the three months ended September 30, 2024 and 2023, respectively. The year over year decrease was primarily driven by a change in the jurisdictional mix of earnings for the three months ended September 30, 2024 and audit closures.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2024	2023	Change	% Change
Net sales:
Sales of goods	$1,440	$1,382	$58	4.2%
Sales of services	490	499	(9)	(1.8)%
Total Net sales	1,930	1,881	49	2.6%
Cost of sales:
Cost of goods	(987)	(991)	(4)	(0.4)%
Cost of services	(270)	(281)	(11)	(3.9)%
Total Cost of sales	(1,257)	(1,272)	(15)	(1.2)%
Cost of sales (% of Net sales)	65.0%	67.6%	(2.6)

Gross profit	673	609	64	10.5%

Operating expenses	(283)	(284)	(1)	(0.4)%

Income from operations	$390	$325	$65	20.0%
Income from operations (% of Net sales)	20.2%	17.3%	2.9
The following table shows the major components of the change in Net sales for the Freight Segment in the third quarter of 2024 from the third quarter of 2023:

In millions
Third Quarter 2023 Net sales	$1,881
Acquisitions	2
Foreign Exchange	(11)
Organic changes in Net sales by Product Line:
Equipment	(100)
Services	135
Components	1
Digital Intelligence	22
Third Quarter 2024 Net sales	$1,930
Net sales
Freight Segment organic sales increased by $58 million driven primarily by Services sales from higher deliveries of locomotive modernizations and engine overhauls and Digital Intelligence due to higher international sales, including PTC, on-board locomotive solutions, and digital mining products. Equipment sales decreased from lower locomotive deliveries, partially offset by increased mining sales.
Cost of sales
Freight Segment Cost of sales decreased $15 million, and Cost of sales as a percentage of Net sales decreased 2.6 percentage points. The improvement in gross margin is attributable to favorable mix within the Freight Segment product lines and strong productivity. Cost of sales for the three months ended September 30, 2023 was also impacted by manufacturing inefficiencies related to labor negotiations at our Erie facility. Cost of sales for each of the three months ended September 30, 2024 and 2023 included $2 million of restructuring costs, respectively, primarily related to Integration 2.0 in both years and Portfolio Optimization in 2024.

Operating expenses
Freight Segment operating expenses decreased by $1 million primarily driven by lower professional services spend and a reduction in research and development costs, partially offset by higher SG&A expenses resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions. Freight Segment operating expenses for the three months ended September 30, 2023 were also impacted by labor negotiations at our Erie facility. Freight SG&A expenses for the three months ended September 30, 2024 included $2 million of restructuring costs, primarily related to Portfolio Optimization. The amounts recorded in the three months ended September 30, 2023 were not significant.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2024	2023	Change	% Change
Net sales	$733	$669	$64	9.6%
Cost of sales	(526)	(486)	40	8.2%
Cost of sales (% of Net sales)	71.8%	72.8%	(1.0)

Gross profit	207	183	24	13.1%

Operating expenses	(128)	(113)	15	13.3%

Income from operations	$79	$70	$9	12.9%
Income from operations (% of Net sales)	10.8%	10.3%	0.5
The following table shows the major components of the change in Net sales for the Transit Segment in the third quarter of 2024 from the third quarter of 2023:

In millions
Third Quarter 2023 Net sales	$669
Foreign Exchange	8
Organic changes in Net sales by Product Line:
Aftermarket	16
Original Equipment Manufacturing	40
Third Quarter 2024 Net sales	$733
Net sales
Transit Segment organic sales increased by $56 million driven by strong Original Equipment Manufacturing and Aftermarket sales primarily as a result of increased demand for products and services and increased investments in sustainable infrastructure. Changes in foreign exchange rates also increased sales by $8 million.
Cost of sales
Transit Segment Cost of sales increased by $40 million, primarily due to higher sales volume. Costs of sales as a percentage of sales decreased by 1.0 percentage points. The increase in gross margin was attributable to benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects, partially offset by unfavorable mix within the Transit Segment. Transit Cost of sales for the three months ended September 30, 2024 and 2023 included $5 million and $11 million of restructuring costs, respectively, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.
Operating expenses
Transit Segment operating expenses increased by $15 million as compared to the prior year. Higher SG&A expenses to support higher sales volume and higher employee compensation and benefit costs were partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit SG&A expenses for the three months ended September 30, 2024 included $3 million of restructuring costs, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0. The amounts recorded in the three months ended September 30, 2023 were not significant.

FIRST NINE MONTHS OF 2024 COMPARED TO FIRST NINE MONTHS OF 2023
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Nine Months Ended September 30,
In millions	2024	2023
Net sales:
Sales of goods	$6,323	$5,631
Sales of services	1,481	1,520
Total Net sales	7,804	7,151
Cost of sales:
Cost of goods	(4,413)	(4,132)
Cost of services	(822)	(839)
Total Cost of sales	(5,235)	(4,971)
Gross profit	2,569	2,180
Operating expenses:
Selling, general and administrative expenses	(915)	(843)
Engineering expenses	(155)	(157)
Amortization expense	(224)	(222)
Total Operating expenses	(1,294)	(1,222)
Income from operations	1,275	958
Other income and expenses:
Interest expense, net	(148)	(163)
Other (expense) income, net	(1)	17
Income before income taxes	1,126	812
Income tax expense	(272)	(204)
Net income	854	608
Less: Net income attributable to noncontrolling interest	(10)	(8)
Net income attributable to Wabtec shareholders	$844	$600
The following table shows the major components of the change in Net sales in the nine months ended September 30, 2024 from the nine months ended September 30, 2023:

In millions	Freight Segment	Transit Segment	Total
First Nine Months of 2023 Net sales	$5,134	$2,017	$7,151
Acquisitions	72	—	72
Foreign Exchange	(18)	2	(16)
Organic	486	111	597
First Nine Months of 2024 Net sales	$5,674	$2,130	$7,804

Net sales
Net sales for the nine months ended September 30, 2024 increased by $653 million, or 9.1%, to $7.80 billion compared to the same period in 2023. Organic sales increased $597 million which was attributable to both the Freight and Transit Segments. Freight Equipment sales increased from higher North American and international locomotive sales and increased mining sales. Freight Services sales increased from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales. Transit sales increased from higher demand for Original Equipment Manufacturing and Aftermarket products driven by increased investments in sustainable infrastructure. Sales from acquisitions contributed $72 million in the Freight Segment and unfavorable changes in foreign exchange rates decreased sales by $16 million.
Cost of sales
Cost of sales for the nine months ended September 30, 2024 increased by $264 million, or 5.3%, to $5.24 billion compared to the same period in 2023. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 67.1% and 69.5% for the nine months ended September 30, 2024 and 2023, respectively. The improvement in gross margin is attributable to improved pricing, favorable mix between the Freight and Transit segments, improved productivity and favorable fixed cost absorption. Cost of sales for the nine months ended September 30, 2024 and 2023 included $19 million and $25 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization related to Integration 2.0 in both years and Portfolio Optimization in 2024.
Operating expenses
Total operating expenses increased $72 million, or 5.9%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to the increase in Net sales. Operating expenses as a percentage of sales was 16.6% and 17.1% for the nine months ended September 30, 2024 and 2023, respectively. SG&A expenses increased $72 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase is primarily from costs incurred to support the higher sales volume and higher employee compensation and benefit costs, partially offset by the impacts of Integration 2.0. Restructuring costs included in SG&A were $11 million and $7 million for the nine months ended September 30, 2024 and 2023, respectively, primarily for headcount actions and footprint rationalization programs related to Integration 2.0 in both years and Portfolio Optimization in 2024.
Interest expense, net
Interest expense, net, decreased $15 million to $148 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to lower average debt balances in the current period, partially offset by higher effective interest rates.
Other (expense) income, net
Other (expense) income, net, decreased $18 million from $17 million to $(1) million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to lower equity income.
Income taxes
The effective income tax rate was 24.1% and 25.1% for the nine months ended September 30, 2024 and 2023, respectively. The year over year decrease was primarily driven by higher discrete equity compensation tax deductions for the nine months ended September 30, 2024, audit closures, and a change in the jurisdictional mix of earnings.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2024	2023	Change	% Change
Net sales:
Sales of goods	$4,200	$3,624	$576	15.9%
Sales of services	1,474	1,510	(36)	(2.4)%
Total Net sales	5,674	5,134	540	10.5%
Cost of sales:
Cost of goods	(2,889)	(2,678)	211	7.9%
Cost of services	(818)	(831)	(13)	(1.6)%
Total Cost of sales	(3,707)	(3,509)	198	5.6%
Cost of sales (% of Net sales)	65.3%	68.3%	(3.0)

Gross profit	1,967	1,625	342	21.0%

Operating expenses	(818)	(805)	13	1.6%

Income from operations	$1,149	$820	$329	40.1%
Income from operations (% of Net sales)	20.2%	16.0%	4.2
The following table shows the major components of the change in Net sales for the Freight Segment in the first nine months of 2024 from the first nine months of 2023:

In millions
First Nine Months of 2023 Net sales	$5,134
Acquisitions	72
Foreign Exchange	(18)
Organic changes in Net sales by Product Line:
Equipment	175
Services	279
Components	13
Digital Intelligence	19
First Nine Months of 2024 Net sales	$5,674
Net sales
Freight Segment organic sales increased by $486 million driven primarily by Services sales from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales, and Equipment sales from higher North American and international locomotive sales and increased mining sales. Additionally, Freight Segment sales also benefited from acquisitions by $72 million, primarily from our strategic acquisition of L&M Radiator, Inc.
Cost of sales
Freight Segment Cost of sales increased $198 million from higher sales volume, and Cost of sales as a percentage of Net sales decreased 3.0 percentage points. The improvement in gross margin is attributable to improved pricing, favorable mix within the Freight Segment product lines and improved productivity. Cost of sales for the nine months ended September 30, 2023 was also impacted by manufacturing inefficiencies related to labor negotiations at our Erie facility and costs related to next generation product development in Digital Intelligence. Cost of sales for the nine months ended September 30, 2024 and 2023 included $10 million and $8 million, respectively, of restructuring costs, primarily related to Integration 2.0 in both years and Portfolio Optimization in 2024.

Operating expenses
Freight Segment operating expenses increased by $13 million primarily driven by higher SG&A expenses resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions. Freight SG&A expenses for the nine months ended September 30, 2024 included $2 million of restructuring costs, primarily related to Portfolio Optimization. The amounts recorded in the nine months ended September 30, 2024 were not significant.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2024	2023	Change	% Change
Net sales	$2,130	$2,017	$113	5.6%
Cost of sales	(1,528)	(1,462)	66	4.5%
Cost of sales (% of Net sales)	71.8%	72.5%	(0.7)

Gross profit	602	555	47	8.5%

Operating expenses	(367)	(347)	20	5.8%

Income from operations	$235	$208	$27	13.0%
Income from operations (% of Net sales)	11.0%	10.3%	0.7
The following table shows the major components of the change in Net sales for the Transit Segment in the first nine months of 2024 from the first nine months of 2023:

In millions
First Nine Months of 2023 Net sales	$2,017
Foreign Exchange	2
Organic changes in Net sales by Product Line:
Aftermarket	73
Original Equipment Manufacturing	38
First Nine Months of 2024 Net sales	$2,130
Net sales
Transit Segment organic sales increased by $111 million driven by strong Original Equipment Manufacturing and Aftermarket sales primarily as a result of increased demand for products and services and increased investments in sustainable infrastructure.
Cost of sales
Transit Segment Cost of sales increased by $66 million primarily from higher sales volume, and Costs of sales as a percentage of sales decreased by 0.7 percentage points. The increase in gross margin is primarily attributable to favorable mix within the Transit Segment and the benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit Cost of sales for the nine months ended September 30, 2024 and 2023 included $9 million and $17 million of restructuring costs, respectively, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.
Operating expenses
Transit Segment operating expenses increased by $20 million as compared to the prior year. Higher SG&A expenses to support higher sales volume and higher employee compensation and benefit costs were partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit SG&A expenses for the nine months ended September 30, 2024 and 2023 included $9 million and $6 million of restructuring costs, respectively, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows and borrowings under the 2022 Credit Agreement and the 2024 Credit Agreement, each with a consortium of commercial banks, and proceeds from the Company’s Senior Notes. Additionally, the Company utilizes the revolving receivables program and supply chain financing program described below, as well as other short-term financing agreements with certain banks, for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In millions	2024	2023
Cash provided by (used for):
Operating activities	$1,111	$515
Investing activities	$(106)	$(336)
Financing activities	$(1,209)	$(323)
Operating activities In the first nine months of 2024, cash provided by operating activities was $1,111 million compared to $515 million in the first nine months of 2023. Significant changes to the sources and (uses) of cash for the nine month periods include the following:
•$246 million from increased Net income;
•$137 million from changes in Accounts payable due to timing of payments;
•$122 million from favorable changes in Accounts receivables driven by $202 million of higher collections on receivables, partially offset by $(80) million of higher remittance for the Revolving Receivables Program; and,
•$86 million from changes in Inventory primarily from the inventory build during the first nine months of 2023 due to a strike at the manufacturing facility in Erie, Pennsylvania, as well as supply chain disruptions.
Investing activities In the first nine months of 2024 and 2023, cash used for investing activities was $(106) million and $(336) million, respectively. During the first nine months of 2024, Wabtec used $(123) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes, received $17 million of proceeds from dispositions of businesses, received $13 million of proceeds from disposals of property, plant and equipment, and used $(13) million for acquisitions. During the first nine months of 2023, Wabtec acquired L&M Radiator Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers, for net cash of approximately $(229) million and used $(109) million for additions to property, plant, and equipment.
Financing activities In the first nine months of 2024, cash used for financing activities was $(1,209) million which included $(62) million from net changes in debt, $(974) million in stock repurchases, $(106) million of dividend payments, $(42) million of contingent consideration payments related to the GE Transportation acquisition, $(24) million of payments for income tax withholding on share-based compensation, and $(6) million for distributions to noncontrolling interest. In the first nine months of 2023, cash used for financing activities was $(323) million, which included $49 million from net changes in debt, $(252) million in stock repurchases, $(92) million of dividend payments, $(16) million of payments for income tax withholding on share-based compensation, and $(12) million for distributions to noncontrolling interest.
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
As of September 30, 2024, the Company held approximately $410 million of cash, cash equivalents and restricted cash, of which approximately $9 million was held within the United States and approximately $401 million was held outside of the United States, primarily in India, Brazil, Europe and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of September 30, 2024, approximately $9 million of the Company's $410 million of cash balance was classified as restricted.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Revolving Receivables Program
The Company utilizes a revolving receivables facility to sell up to $350 million of certain receivables through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than customer collections remitted to the financial institution for any applicable periods. Net cash proceeds included in cash from operations from the revolving receivables program were $75 million and $155 million for the nine months ended September 30, 2024 and 2023, respectively. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Additional information with respect to the Supply Chain Financing Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Intra-Quarter Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs within a quarter.
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
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2024
Net sales	$4,567
Gross profit	$1,632
Net income attributable to Wabtec shareholders	$768

Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	September 30, 2024	December 31, 2023
Current assets	$1,225	$1,513
Noncurrent assets	$2,018	$2,196
Current liabilities	$2,169	$2,443
Long-term debt	$2,961	$2,739
Other non-current liabilities	$517	$662
The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2024
Net sales to non-guarantor subsidiaries	$665
Purchases from non-guarantor subsidiaries	$857

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	September 30, 2024
Amount due to non-guarantor subsidiaries	$11,786

Summarized Financial Information—Euro Notes
The obligations under Wabtec Netherlands’ Euro Notes are fully and unconditionally guaranteed by the Parent Company. Wabtec Netherlands is a wholly owned, indirect subsidiary of the Parent Company. Wabtec Netherlands is a holding company and does not have any independent operations. Its assets consist of its investments in subsidiaries, which are separate and distinct legal entities that are not guarantors of the Euro Notes and have no obligations to pay amounts due under Wabtec Netherlands’ obligations.
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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Nine Months Ended September 30, 2024
Net sales	$418
Gross profit	$76
Net loss attributable to Wabtec shareholders	$(418)

Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	September 30, 2024	December 31, 2023
Current assets	$170	$493
Noncurrent assets	$645	$651
Current liabilities	$1,010	$1,272
Long-term debt	$3,516	$3,287
Other non-current liabilities	$55	$84
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Nine Months Ended September 30, 2024
Net sales to non-guarantor subsidiaries	$36
Purchases from non-guarantor subsidiaries	$106

Unaudited
Issuer and Guarantor
In millions	September 30, 2024
Amount due to non-guarantor subsidiaries	$8,081
Company Stock Repurchase Plan
On February 9, 2024, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $1 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $333 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the 2022 Credit Agreement and the 2024 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of September 30, 2024, approximately $123 million was remaining under the stock repurchase plan.
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
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs within a quarter.

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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2024. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2024:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2024	555,587	$161.88	555,587	$633
August 2024	1,501,329	$156.30	1,501,329	$398
September 2024	1,627,298	$168.99	1,627,298	$123
Total quarter ended September 30, 2024	3,684,214	$162.75	3,684,214	$123
(1)     On February 9, 2024, the Board of Directors reauthorized its stock repurchase program to refresh the amount available for stock repurchases to $1 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $750 million, of which approximately $333 million remained at the reauthorization date. No time limit was set for the completion of the program which conforms to the requirements under the 2022 Credit Agreement, the 2024 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of September 30, 2024, approximately $123 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 5.    OTHER INFORMATION
None of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the third quarter ended September 30, 2024.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 23, 2024