Form 10-K
period 2024-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2025-02-12
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
The registrant estimates that as of June 30, 2024, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $24.4 billion based on the closing price on the New York Stock Exchange for such stock.
As of February 7, 2025, 170,848,147 shares of Common Stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 15, 2025 are incorporated by reference into Part III of this Form 10-K.

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
As a result of those strategic acquisitions, as well as other smaller acquisitions and organic growth, Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems and services for the freight rail and passenger transit industries, and the mining, marine, and industrial markets. Wabtec has approximately 29,500 employees, excluding contingent workers, and operations in over 50 countries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world.
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
The Association of the European Rail Industry, UNIFE, advocates for and represents European train builders and rail suppliers. UNIFE publishes a biennial market study that provides an overview of the market in its current form and a forecast of its future development in different regions and market segments. The 2024 biennial edition of the study concluded that the global rail market grew 2.7% in the 2021 to 2023 period as the industry started recovering from the negative impacts of the COVID-19 pandemic and forecasts the industry to continue with a compound annual growth rate of 3% through 2027.
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
Business Segments and Products
We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers. The Freight Segment primarily manufactures new and modernized locomotives; provides aftermarket parts and services to existing locomotives; provides components to new and existing freight cars; builds new commuter locomotives; supplies rail control and infrastructure products including electronics, positive train control equipment, signal design and engineering services; provides a comprehensive suite of software-enabled solutions designed to improve customer safety, efficiency and productivity in the transportation and mining industries; overhauls locomotives; and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, utilities, and companies in the mining, marine, and industrial markets. We are a global manufacturer of diesel-electric locomotives for freight railroads producing essential products and solutions that help railroads reduce operating costs, decrease fuel use, minimize downtime and comply with emissions standards. As a result of the large base of nearly 24,000 locomotives, Wabtec's Services product line of modernizing, rebuilding and overhauling, remanufacturing, maintaining, and exchanging locomotives and components in the aftermarkets provides a significant, recurring revenue stream. In 2024, the Freight Segment accounted for approximately 72% of Wabtec’s total net sales, with approximately 59% of its net sales in the U.S. and approximately 61% of the Freight Segment’s net sales were in the aftermarket.
The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses; and supplies rail control and infrastructure products including electronics, signal design and engineering services. Customers include public transit authorities and municipalities, leasing companies, manufacturers of passenger transit vehicles and buses, and companies in the electrical generation, distribution, and charging industries. In 2024, the Transit Segment accounted for approximately 28% of our total net sales, with approximately 18% of its net sales in the U.S. The Transit Segment maintains a large installed base of original equipment globally which allows for a significant recurring revenue stream in the aftermarket. Approximately 55% of the Transit Segment’s net sales are in the aftermarket.
The following is a summary of our primary products and services in both aftermarket and original equipment across both of our business segments:
Equipment:
•Diesel-electric and liquid natural gas powered locomotives for freight and transit
•Engines, electric motors and premium propulsion systems used in locomotives, mining, marine, stationary power and drilling applications
•Marine and mining products

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
•Freight car trucks and braking equipment and related components for freight applications
•Air compressors, dryers and HVAC systems
•Heat transfer components and systems for diesel and gas engine cooling, generator and transformer coolers and high temperature applications
•Custom engineered burners and combustion systems
•Railgear, signaling and switch products
•Turbochargers for industrial and aftermarket vehicle applications

Services:
•Freight locomotive overhauls, modernizations and refurbishment
•Master service agreements for locomotive and car maintenance
•Transit locomotive and car overhaul
•Unit exchange of locomotive components
•Long term parts arrangements
•Maintenance of way equipment and services

Transit Products:
•Railway and freight braking equipment and related components, including high-speed passenger transit vehicles
•Friction products, including brake shoes, discs and pads

•Heating, ventilation and air conditioning equipment
•Access doors and platform screen doors
•Pantographs
•Auxiliary power converter and battery charging
•Passenger information systems and closed-circuit television
•Signaling and railway electric relays
•Doors, window assemblies, accessibility lifts, ramps and electric charging solutions for buses
Wabtec is utilizing a flexible and growing portfolio of freight rail and passenger transit products and innovative technologies to support customers’ sustainability goals and targets. From pioneering advancements to current signaling systems and network efficiency solutions, we are striving to increase the rail capacity to move more freight by train. Wabtec is working to reduce existing locomotive fleet emissions through fuel-efficiency solutions and testing renewable diesel and biofuels. We are also conducting collaborative research and development efforts with the National Laboratories to support the use of hydrogen to lower emissions across the rail industry. In 2024, Canadian National Railway Company, Norfolk Southern and Union Pacific Railroad each recognized Wabtec’s leadership in sustainability, energy efficiency, innovation, and environmental stewardship with partnership awards. This was Wabtec’s second year in a row receiving the Thoroughbred Sustainability Partner Award from Norfolk Southern. Wabtec also is implementing energy-reducing technologies for the passenger transit sector. In 2022, Wabtec received sustainability awards from both the German Ministry of Transportation and Deutsche Bahn and for our Green Air heating, ventilation, and air conditioning (HVAC) solution.
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
•Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has assisted in the improvement and modernization of global railway equipment. Wabtec's engineers and technical capabilities support continued focus on innovative product development and efforts to achieve scalable technologies. We believe both our customers and government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. To that end, we have assembled a wide range of patented products, which we believe provides us with a competitive advantage that enhances our customers' safety, productivity, reliability and capacity.
•Driving fuel efficiency for the rail industry. We have taken significant steps to drive fuel efficiency in global transport and make our world safer, smarter and greener. Wabtec is advancing our sustainability priorities both through our own commitments to our people, communities, and planet, as well as by innovating next generation technologies that reduce emissions, energy consumption and waste, and increase fuel efficiency for our customers through advancements in our equipment and digital solutions.
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
Business Strategy
We strive to generate sufficient cash to invest in our growth strategies while maintaining world-class product value, technology and customer responsiveness. We continuously strive to improve quality, delivery and productivity, and to reduce costs utilizing global sourcing and supply chain management. These practices enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. We also rely on functional experts within the Company across various disciplines to train, coach and share best practices throughout the Company, while benchmarking against best-in-class competitors and peers. Over time, we intend to continue to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•Accelerate innovation of scalable technologies. We continue to emphasize innovation and development funding to create new products and capabilities to increase customer productivity, efficiency, capacity, utilization and safety, such as the hydrogen powered locomotive, vehicle monitoring and data analytics. We plan to invest in bringing new technologies to market for our customers. A significant portion of our investment is expected to be focused on three customer-centric areas of innovation: advanced supply chain visibility, automation and digitization and zero-emissions operations. These investments will position our customers for success and make these technologies the standard going forward. We have a multi-year initiative to build on our existing expertise and technologies in the Digital Intelligence space. In addition, we invest in developing enhancements and new features to existing products, such as brake discs and heat exchangers. We are focusing on technological advances, especially in the areas of electronics and alternative fuels, including hydrogen technologies, braking products and other on-board equipment, as a means to deliver new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments.

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

•Drive fuel efficiencies through emerging technologies. Today, rail represents the cleanest, most energy efficient and safest mode of moving freight and people on land. As global demands for growth increase, current trends suggest that freight and passenger rail activity will more than double by 2050, leading to an increased demand for sustainable transportation of people and goods. These converging forces highlight the critical interplay between market dynamics, the need for increased fuel efficiency and Wabtec’s business strategy. Wabtec is helping customers transition to a more utilized, efficient, and low-carbon rail network. Alternative clean energy technologies are critical in the fight against climate change and reducing greenhouse gas emissions. We are helping our customers reduce their overall cost of operations through the development of low-emitting locomotives like our Tier 4 locomotives, Trip Optimizer, Green Air and Green Friction products, and the use of alternative fuels such as biodiesel, renewable diesel, and hydrogen.

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
Backlog
Backlog represents the future sales we expect to recognize on firm orders received from customers and approximates the Company’s remaining performance obligations at the end of each period. The Company’s total backlog was approximately $22.3 billion at December 31, 2024. The Company’s contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Generally, if a customer were to cancel a contract, we would have an enforceable right to payment for work completed up to the date of cancellation which would include a reasonable profit margin. Substantial scope-of-work adjustments are common. For these and other reasons, completion of the Company’s backlog may be delayed or canceled. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternative modes of transportation.

The roll forward of the Company's backlog of firm customer orders and the expected year of completion are as follows:

In millions	Freight Segment	Transit Segment	Consolidated
Balance at December 31, 2023	$17,785	$4,214	$21,999
Less: 2024 Net sales	(7,468)	(2,919)	(10,387)
New orders	7,348	3,147	10,495
Adjustments / foreign exchange, net	321	(156)	165
Balance at December 31, 2024	$17,986	$4,286	$22,272

Expected Delivery
2025	$5,577	$2,104	$7,681
Thereafter	$12,409	$2,182	$14,591
Global economic conditions have not resulted in any material cancellations recently, but they have impacted the timing of some orders in backlog as, in certain cases, the delivery of goods and services were pushed out from their original timelines and could result in future modifications or cancellations.
Engineering and Development
To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the years ended December 31, 2024, 2023 and 2022, we invested $206 million, $218 million and $209 million, respectively, in engineering for product development and improvement activities. Significant incremental engineering expense can be incurred with the execution of original equipment customer contracts. Across the Company we have established multiple Centers of Competence, which have specialized, technical expertise in various disciplines and product areas.
Our engineering and development program includes investments in data analytics, train control and other new technologies, such as liquid natural gas and hydrogen-powered locomotives, with an emphasis on developing products that enhance safety, productivity and efficiency for our customers. For example, we have developed advanced cooling systems that enable lower emissions from diesel engines used in rail and other industrial markets. We periodically conduct specific research projects in conjunction with universities, customers and other industry suppliers.
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
Top customers can change from year to year. For the fiscal year ended December 31, 2024, our top five customers accounted for approximately 30% of net sales. No one customer represents 10% or more of consolidated net sales. We believe that we have strong relationships with all of our key customers.

Competition
We operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support.
Our principal competitors vary across product lines and geographies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (“Knorr”) and Amsted Rail Company, Inc., a subsidiary of Amsted Industries Corporation, are our principal overall OEM competitors. Our primary competition for locomotives is Progress Rail, owned by a subsidiary of Caterpillar. Our primary competition for freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations and Knorr. We believe our key strengths, strategic partnerships and operational excellence, coupled with an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, Knorr is our main competitor, although not in every product line or geography. In addition, our competitors often include smaller, local suppliers in most international markets. Depending on the product line and geography, we can also compete with our customers, such as CRRC Corporation Limited, a China-based manufacturer of rolling stock.
Environmental, Social and Governance
Sustainability
Wabtec is committed to creating sustainable value through innovative rail technologies and responsible business practices. Our mission to unlock our customers' potential by delivering innovative and lasting transportation solutions underpins our sustainability strategy. Our strategy helps us capitalize on market opportunities and reduce safety and environmental risks, while creating value for our customers, employees and other stakeholders. Wabtec utilizes three Strategic Sustainability Principles to execute our sustainability strategy:
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
As we refine our sustainability strategy, we believe it is important to listen to our key internal and external stakeholders to identify and develop Environmental, Social and Governance ("ESG") topics of focus that align to our overall sustainability strategy and action plans. These topics are reviewed periodically to ensure our focus is in-line with the current market conditions and trends. Additionally, we utilize our Green Finance Framework to support the development of technologies that enable sustainable value creation.
Wabtec is committed to transparency on ESG topics, including the opportunities and challenges we encounter as we work to enhance performance and conduct business in a responsible manner. We publish periodic sustainability and sustainability-related reports, where we present ESG information, including policies, goals, activities, and qualitative and quantitative data on our progress.
Compensation and Benefits
We remain committed to a strong pay-for performance philosophy that aligns individual performance, behaviors and business results with individual rewards. To deliver on that commitment, we utilize market data to benchmark to the external market and consider factors such as an employee’s role and experience, the location of the job and performance when determining compensation.
We provide our employees resources to help them be mentally, physically and financially well. We offer a wide range of benefits including healthcare and wellness (physical and mental) benefits, retirement benefits, paid time off, an employee assistance program, and seven employee resource groups to build diverse and inclusive communities at Wabtec.
Human Capital
In 2023, after years of growth and integration, we took the next step on our journey to become One Wabtec by aligning the behaviors of our legacy companies and evolving our shared culture. We launched our new cultural blueprint through our Vision, Mission, and Values after hearing from over 2,200 diverse stakeholders around the globe, including our customers, team members, managers, senior leaders, and Board of Directors. Our vision: Revolutionize the way the world moves for future generations. Our mission: unlock our customers’ potential by delivering innovative and lasting transportation solutions. At

Wabtec, our purpose stems from four values that shape our core identity: People First, Expand the Possible, Embrace Diversity, and One Wabtec. These values are woven throughout our global operations, and they motivate us to build lasting connections.
Wabtec is committed to ensuring our workplace respects and seeks the unique talents, experiences and viewpoints of all our employees. We strive to create an environment where employees can be themselves. Our Board of Directors also plays a critical role in creating an organization that prioritizes, supports and invests in these ideals.
Our headquarters are in Pittsburgh, Pennsylvania and we have offices, facilities, and operations in over 50 countries around the globe. As of December 31, 2024, we have a global workforce of approximately 29,500 employees, excluding contingent workers.
Unionized Population
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
Training and Development
We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring and coaching programs. We have invested in training courses through Wabtec’s Learning Management System ("LMS"). Wabtec has partnered with a third-party vendor to provide an online learning platform available to all of our employees, both hourly and salary.
Our Leadership, Expertise, Advancement and Development ("LEAD") program is the primary path for university graduates into Wabtec. LEAD is a two-year program that offers an immersive learning experience in the fields of engineering, operations, finance and IT along with extensive leadership training designed to build the next generation of leaders. On average, there are 100 participants in the LEAD program that rotate between business units or departments every six months to work on strategic projects and assignments, gain exposure to senior leadership and build their global professional network. We are focused on strengthening this program to support our global talent pipeline.
Environmental, Health and Safety
Putting people first is how we do business at Wabtec. Our Environmental, Health and Safety ("EHS") program has a longstanding commitment to continuously improve and foster a culture that proactively reduces risks and hazards in our operations, protects the environment, ensures regulatory compliance, and encourages learning and development. To ensure operational accountability for EHS across all levels of Wabtec, we use standard metrics (both lagging and leading indicators) and structured management reviews to track and measure EHS performance across all our operational sites. Monthly EHS operating reviews with the Executive Vice President for Global Operations are used to review operational risks at the enterprise-level, develop strategic initiatives, and communicate key performance indicators to senior management. Each site is responsible for developing a risk reduction plan to drive site or project-level actions related to risk reduction, compliance assurance, employee engagement, and continuous EHS improvement. Through these efforts, our Operations and EHS teams are partnering to eliminate and reduce hazards and risks within Wabtec’s operations, which is fundamental to improved EHS performance. In 2024, we had zero fatalities and our total recordable injury rate decreased by over 5% compared with 2023. We remain steadfast in our commitment to protecting our people and driving toward EHS excellence.
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
Effects of Seasonality
Our business has limited seasonality. Third and fourth quarter results may be affected by the timing of services performed under our locomotive maintenance contracts and vacation and scheduled plant shutdowns at several of our major customers. Fourth quarter results may be affected by the timing of spare parts and service orders placed by transit agencies worldwide. Quarterly results can also be affected by the timing of projects in backlog and by project delays.
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
Available Information
We maintain a website at www.wabteccorp.com. Available free of charge on this site are: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders, our Green Bond Report (https://ir.wabteccorp.com/investor-relations/green-finance-framework), our sustainability and sustainability-related reports (www.wabteccorp.com/sustainability/report-archive), and other information. The Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. The following are also available free of charge on this site and are available in print to any shareholder who requests them: Our Corporate Governance Guidelines, the charters of our Audit, Compensation and Talent Management and Governance and Sustainability Committees, our Code of Conduct, which is applicable to all employees, our Code of Ethics for Senior Officers, which is applicable to our executive officers, our Policies on Related Party Transactions and Conflict Minerals.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information on our executive officers as of February 12, 2025.

Officers	Age	Position
Rafael Santana	53	President and Chief Executive Officer
David L. DeNinno	69	Executive Vice President, General Counsel and Secretary
John A. Olin	64	Executive Vice President and Chief Financial Officer
Nicole Theophilus	54	Executive Vice President and Chief Administrative Officer
Eric Gebhardt	56	Executive Vice President and Chief Technology Officer
Gina Trombley	54	Executive Vice President, Sales & Marketing & Chief Commercial Officer - Americas
Greg Sbrocco	56	Executive Vice President, Global Operations
Michael E. Fetsko	60	President, Freight and Industrial Components
Alicia Hammersmith	54	President, Freight Services
Rogerio Mendonca	52	President, Freight Equipment
Nalin Jain	55	President, Digital Intelligence
Pascal Schweitzer	48	President, Transit
Lillian Leroux	53	Chief Strategy and Sustainability Officer
John A. Mastalerz	58	Senior Vice President of Finance and Chief Accounting Officer
Kyra Yates	46	Vice President, Investor Relations
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
Nicole Theophilus was named Executive Vice President & Chief Administrative Officer in July 2024. Ms. Theophilus was originally named Wabtec's Executive Vice President & Chief Human Resource Officer in October 2020. Before joining Wabtec, Ms. Theophilus served as Chief Human Resource Officer of West Corporation from March 2016 through February 2018. She also served as Executive Vice President and Chief Human Resource Officer, Vice President of Human Resources and Vice President and Chief Employment Counsel of ConAgra Corporation, where she was employed from 2006 through 2015. Prior to 2006, Ms. Theophilus was a partner with the law firm Husch Blackwell.
Eric Gebhardt was named Executive Vice President and Chief Technology Officer in October 2020. Prior to joining Wabtec, Mr. Gebhardt served as Managing Director of KCK-US, a Delaware corporation, from May 2019 through September 2020. He also served in a variety of roles with General Electric including Chief Technology Officer of GE Power from August 2017 through January 2019, Chief Product Management Officer for GE Energy Connections from February 2017 through August 2017, Chief Platforms and Operations Officer for Current from January 2016 through January 2017, and Chief Technology Officer for GE Oil & Gas from October 2012 through December 2015.
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
Kyra Yates was named Vice President of Investor Relations in March 2024. Previously, Ms. Yates served as the Vice President and Chief Financial Officer of Wabtec's Global Operations from March 2022 to March 2024, where she managed the financial performance of the Company's manufacturing, sourcing, and logistics operations. She also served as the Chief Financial Officer of Wabtec's Americas Services from March 2021 to March 2022. Ms. Yates had been with GE Transportation since 2008, and prior to that she held several positions with other GE businesses beginning in 2000.

Item 1A.	RISK FACTORS
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We are dependent upon key customers.
We rely on several key customers who represent a significant portion of our business. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with Wabtec. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, customer order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders may be subject to delays and cancellations based on various market- and customer-specific conditions. Furthermore, the average service life of certain products in our end markets has increased in recent years due to innovations in technologies and manufacturing processes, which has also allowed end users to replace parts less often. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

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
In recent years, the global transportation landscape has been characterized by rapid changes in technology, leading to innovative developments in transportation and logistics that could change the way the railway industry does business. There may be additional innovations impacting the railway industry that we cannot yet foresee. Any failure by us to quickly adapt to and adopt new innovations in products and processes desired by our customers may result in a significant loss of demand for our product and service offerings. In addition, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.
Our revenues are subject to cyclical variations in the railway and passenger transit markets and changes in government spending.
The railway industry historically has been subject to significant fluctuations due to overall economic conditions, the use of alternate methods of transportation and the levels of government spending on railway projects. In economic downturns, railroads have deferred, and may defer, certain expenditures in order to conserve cash in the short term. For example, the economic slowdown that was caused by the COVID-19 pandemic impacted the timing of some orders, as customers deferred the delivery of some goods and services to future years. Reductions in freight traffic may reduce demand for our replacement products.
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
Our backlog represents future production and estimated potential revenue attributable to firm contracts with, or written orders from, our customers for delivery in various periods.  Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, changes in legislative policy, adverse changes in the financial condition of our customers, adverse changes in the availability of raw materials and supplies, or un-remedied contract breaches could possibly lead to contract termination or cancellations of orders in our backlog or request for deferred deliveries of our backlog orders, each of which could adversely affect our cash flows and results of operations. For example, although the economic slowdown caused by the COVID-19 pandemic did not result in any material cancellations of the Company's backlog, it did impact the timing of some orders in backlog as, in certain cases, the delivery of goods and services were pushed out from their original timelines.
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
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of disruptions, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. For example, the COVID-19 pandemic caused supply chain disruptions, particularly with respect to channels in China, India, the U.S. and Europe, and labor availability constraints that resulted in component, raw material and chip shortages. Additionally, market factors, such as broad-based inflation, escalation of commodities costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations may exacerbate the impacts of such disruptions.
There can be no assurance that supply chain disruptions will not occur from time to time, or that the steps we take to mitigate such disruptions will be effective or achieve their desired results in a timely fashion.
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
In addition, we may fail to consummate future acquisitions, joint ventures or other business combinations for a variety of reasons, including the failure to satisfy closing conditions, potential regulatory interventions, or the possibility of competing bidders presenting a superior offer. If we are unable to identify or consummate suitable acquisitions or joint ventures, we may be unable to fully implement our business strategy, and our business and results of operations may be adversely affected as a result. In addition, our ability to engage in such strategic transactions will be dependent on our ability to raise substantial capital, and we may not be able to raise the funds necessary to implement this strategy on terms satisfactory to us, if at all.
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
Future public health emergencies, and unpredictable responses by authorities around the world could negatively impact our global operations, customers and suppliers. Any future public health crises, epidemics, pandemics or similar events could result in disruptions to our operations, including higher rates of employee absenteeism and supply chain disruptions, decreased demand for our products, volatility in financial markets, and overall deterioration of national and global economic conditions.
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
For the fiscal year ended December 31, 2024, approximately 53% of our consolidated net sales were to customers outside of the United States. We intend to continue to expand our international operations, including in emerging markets, in the future. Our global headquarters for the Transit group is located in France, and we conduct other international operations through a variety of wholly and majority-owned subsidiaries and joint ventures, including in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Kazakhstan/Commonwealth of Independent States ("CIS"), the Republic of North Macedonia, Mexico, the Netherlands, Poland, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:
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
•possible local catastrophes, such as natural disasters and epidemics; and
•possible terrorist attacks, conflicts and wars, including actions targeting American interests.
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
Regional and international conflicts may adversely affect our business and results of operations.
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
For example, the continuing conflict between Russia and Ukraine has affected, and may continue to adversely affect our business and results of operations. The broader consequences of this conflict, which may include sanctions, embargoes, regional instability, and geopolitical shifts; disruptions to transportation and distribution routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against companies, including us, including nationalization of foreign businesses and/or assets in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.
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
Potential regulation addressing climate change may affect the Company's operations and products in certain jurisdictions. The potential challenges posed by evolving climate change policy and prospective regulation are heavily dependent on the nature and degree of such legislation, the consistency (or lack of consistency) of legislation across jurisdictions in which we operate, and the extent to which such regulation and legislation applies to our industry. Although uncertain, these developments could increase costs or reduce the demand for the products the company sells.
International agreements, domestic legislation and regulatory measures to limit greenhouse gas emissions are currently in various phases of discussion or implementation. While we are carefully monitoring developments, at this time, we cannot predict the ultimate impact of climate change and climate change regulation on our operations. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gas could require us to incur increased operating costs and could have an adverse effect on demand for our products. In addition, the price and availability of certain of the raw materials that we use could vary in the future as a result of environmental laws and regulations affecting our suppliers. An increase in the price of our raw materials or a decline in their availability could adversely affect our operating margins or result in reduced demand for our products.
The occurrence of litigation in which we are, or could be, named as a defendant is unpredictable.
From time to time, we are subject, directly or through our subsidiaries, to litigation or other commercial disputes and other legal and regulatory proceedings with respect to our business, customers, suppliers, creditors, stockholders, product liability (including asbestos claims), intellectual property infringement, competition and antitrust claims, warranty claims or environmental-related matters.
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
Many governments, regulators, investors, employees, customers and other stakeholders are focused on environmental, social and governance considerations relating to businesses, including climate action and greenhouse gas emissions, supply chain due diligence, human capital management, and diversity initiatives. We make statements about our ESG goals and initiatives through information provided in reports that we file or furnish with the Securities and Exchange Commission, on our website, in press statements, and in other communications, including through our Sustainability Reports. Our response to these ESG considerations and the implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” and such response may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have different views on the relative prioritization of the Company's ESG focus, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price.
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
For instance, we have experienced cyber-security incidents that have impacted the Company's network. We have also been indirectly affected by vulnerabilities in third-party systems used for certain Wabtec products. In each instance, the Company has promptly activated incident response protocols and completed a thorough investigation. Such incidents have not had a material impact on our business, operations or financial results. However, a successful exploitation of our own or our vendors’ information technology infrastructure could result in service interruptions, safety hazards, misappropriation of confidential information, process failures, security breaches or other operational difficulties. Such an event could result in decreased revenues and increased capital, insurance or operating costs, including the increased costs of security to protect the Company’s infrastructure, among other results. Insurance maintained by the Company to protect against loss of business and other related consequences resulting from cyber incidents may not be sufficient to cover all damages. A disruption or compromise of the Company’s technology systems, even for short periods of time, could have a material adverse effect.
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
We collectively bargain with labor unions at some of our operations throughout the world. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. Furthermore, non-union employees in certain countries have the right to strike. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel.
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
At December 31, 2024, we had total debt of $4.0 billion, primarily related to Senior Notes, and the 2022 and 2024 Credit Agreements ("Credit Agreements"). Being indebted could have important consequences to us. For example, our indebtedness could:
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
Moreover, our Credit Agreements and the indentures governing our Senior Notes permit us to incur substantial additional indebtedness, which may further contribute to, or exacerbate the impact of, the foregoing impacts.
The indentures for our outstanding Senior Notes and our 2022 and 2024 Credit Agreements contain various covenants that limit our management’s discretion in the operation of our businesses.
Our Credit Agreements subject us to customary (i) affirmative covenants, including requirements with respect to certain reporting obligations on us and our subsidiaries, and (ii) negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes (including certain changes in control); business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, we are required to maintain (i) an Interest Coverage Ratio of at least 3.00 to 1.00, calculated using an earning metric as defined in the agreement compared to Interest Expense for the four quarters then ended and (ii) a Leverage Ratio, calculated by net debt (total debt, net of up to $300 million of unrestricted cash) as of the last day of such fiscal quarter to the defined earnings metric for the four quarters then ended, of 3.5 or less. All terms are as defined in the Credit Agreements.

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
Facilities
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2024. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are mainly long-term and generally include options to renew.

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
The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB.” As of February 7, 2025, there were 170,848,147 shares of Common Stock outstanding held by approximately 90,831 holders of record.

The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $171 million annually. The declaration and payment of future dividends are at the discretion of the Board of Directors.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2024, of Wabtec’s common stock to (i) the S&P 500, (ii) the S&P 500 Industrials and, (iii) our peer group of manufacturing companies which consists of the following publicly traded companies: AGCO, AMETEK, CSX, Dover, Eaton Corporation, Emerson Electric, Illinois Tool Works, Ingersoll Rand Inc., Jacobs Solutions Inc., Norfolk Southern Corporation, Oshkosh Corporation, Parker-Hannifin Corporation, Rockwell Automation Inc., Snap-on Incorporated, Stanley Black & Decker Inc., Textron, Inc., The Timken Company, The TransDigm Group, and Xylem. For 2024, changes to the Peer Group were made for better industry alignment and financial comparability considerations.

Issuer Purchases of Common Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1) In millions
October 2024	—	$—	—	$123
November 2024	—	$—	—	$123
December 2024	609,972	$201.64	609,972	$1,000
Total quarter ended December 31, 2024	609,972	$201.64	609,972	$1,000
(1)    On December 3, 2024, the Board of Directors authorized an additional $1.0 billion to the Company's existing stock repurchase program for stock repurchases of the Company’s outstanding shares. This new authorization provides an additional $1.0 billion that became available for repurchases after the remaining availability as of December 3, 2024 was expended. No time limit was set for the completion of the program which conforms to the requirements under the 2022 Credit Agreement, the 2024 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of December 31, 2024, approximately $1.0 billion was remaining under the stock repurchase plan.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems and services for the freight rail and passenger transit industries, as well as the mining, marine, and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars, and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries, and our products can be found in more than 100 countries throughout the world. In 2024, approximately 53% of the Company’s Net sales came from customers outside the U.S.
Wabtec’s long-term financial goals are to increase revenues through a focused growth strategy, including product innovation and new technologies, global and market expansion, aftermarket products and services, and strategic acquisitions, increase margins through strict attention to cost controls, drive improved efficiencies across the business, drive strong cash flow conversion, and maintain a strong credit profile while minimizing our overall cost of capital. In addition, Management evaluates the Company’s current operational performance through measures such as safety, quality and on-time delivery.
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
Business Update
During 2024, Wabtec continued to execute on our value creation framework by signing several key agreements including: a multi-year Tier 4 locomotive order in North America for over $600 million, a multi-year locomotive order in Kazakhstan for over $400 million, international orders for new locomotives for $401 million across six customers, and multi-year orders for new locomotives in Africa for approximately $525 million. Additionally, Wabtec won a long-term parts agreement with a Class I railroad for over $300 million, signed its first multi-year service contract with a customer in Brazil worth over $240 million, won signaling contracts with Transit customers in North America, and secured a long-term parts agreement with a customer in Asia. Operationally, Wabtec began commercial operations for its Green Friction braking solution in Paris and launched the next generation of railcar movers with its Shuttlewagon Commander NXT. Additionally, as a result of Wabtec's strong revenue and profitable growth over the past few years, rating agencies have made the following changes to our credit ratings: both Fitch Ratings and S&P Global Ratings upgraded Wabtec's credit rating from BBB- to BBB with a Stable outlook, and Moody's updated Wabtec's outlook to positive from stable.
During the first quarter of 2022, Wabtec announced Integration 2.0, a multi-year strategic initiative to target incremental run rate synergies now estimated to be approximately $100 million by the end of 2026. The scope of the review included consolidating our operating footprint, reducing headcount, streamlining the end-to-end manufacturing process, restructuring the North America distribution channels, expanding operations in low-cost countries and simplifying the business through systems enablement. During the twelve months ended December 31, 2024 and 2023, the Company incurred one-time restructuring charges for programs included in the initiative of approximately $28 million and $49 million, respectively, primarily for employee-related costs and asset write downs associated with site consolidations in Europe. The Company now expects to incur approximately $170 million of one-time restructuring charges related to Integration 2.0, of which approximately $146 million has been incurred through December 31, 2024. Approved programs resulted in approximately 15 facility closures and impacted approximately 1,000 employees.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec now expects to incur approximately $70 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. For the years ended December 31, 2024 and 2023, Wabtec recorded charges of approximately $28 million primarily for asset write downs related to Portfolio Optimization. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $56 million.
In February 2025, Wabtec announced Integration 3.0, a three-year strategic initiative to target incremental run rate synergies estimated to be between $100 million to $125 million by 2028. The scope of the review includes consolidating our footprint via value chain improvement and facility rationalization, reducing headcount, expanding operating capacity in low-cost countries, and streamlining administrative and commercial activities. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur charges of approximately $125 million to $155 million related to this initiative, of which approximately $80 million to $100 million are expected to be one-time restructuring charges. Concurrently, Wabtec announced an additional Portfolio Optimization initiative for 2025 targeting approximately $100 million of low margin revenues. The 2025 Portfolio Optimization actions are expected to result in approximately $40 million of net exit charges, primarily for non-cash asset write downs. Estimates for these programs could change based on the specific programs approved or changes to the scope of the review.
Future macroeconomic volatility, supply chain disruptions and labor availability could cause component and raw material shortages resulting in an adverse effect on the timing of the Company’s revenue and cash flows. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results. The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through our restructuring programs.
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
Based on the Company's assessment, the incident did not have a significant financial impact and the Company does not believe the incident will have a material impact on its business, operations or financial results. The Company maintains cyber insurance, subject to certain deductibles and policy limitations typical for its size and industry.

ACQUISITIONS
During 2024, the Company made four strategic acquisitions for a combined purchase price of approximately $168 million, net of cash acquired. Two of the acquisitions are reported in the Transit Segment, one is reported in the Digital Intelligence product line of the Freight Segment and one is reported in the Components product line of the Freight Segment. Each of the acquisitions in 2024 are individually and collectively immaterial.
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
During 2022, the Company made three strategic acquisitions in the Freight Segment for a combined purchase price of $89 million, net of cash acquired. Two of the acquisitions are reported in the Digital Intelligence product line and one is reported in the Services product line. Each of the acquisitions in 2022 are individually and collectively immaterial. For additional information related to these acquisitions refer to Note 3 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.
On January 14, 2025, Wabtec announced a definitive agreement to acquire Evident’s Inspection Technologies division (Inspection Technologies), formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets, for $1.78 billion. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Upon acquisition, Inspection Technologies will be reported within the Digital Intelligence product line of the Freight Segment. The Company anticipates financing the acquisition with a combination of cash on hand, utilization of the Revolving Credit Facility and an additional term loan. The transaction is subject to customary closing conditions and regulatory approvals, with the Company expecting to finalize the acquisition of Inspection Technologies by the end of the first half of 2025.

RESULTS OF OPERATIONS
Consolidated Results
2024 COMPARED TO 2023
The following table shows our Consolidated Statements of Operations for the years indicated.

	For the year ended December 31,
In millions	2024	2023
Net sales:
Sales of goods	$8,434	$7,647
Sales of services	1,953	2,030
Total Net sales	10,387	9,677
Cost of sales:
Cost of goods	(5,918)	(5,581)
Cost of services	(1,103)	(1,152)
Total Cost of sales	(7,021)	(6,733)
Gross profit	3,366	2,944
Operating expenses:
Selling, general and administrative expenses	(1,248)	(1,139)
Engineering expenses	(206)	(218)
Amortization expense	(303)	(321)
Total Operating expenses	(1,757)	(1,678)
Income from operations	1,609	1,266
Other income and expenses:
Interest expense, net	(201)	(218)
Other income, net	2	44
Income before income taxes	1,410	1,092
Income tax expense	(343)	(267)
Net income	1,067	825
Less: Net income attributable to noncontrolling interest	(11)	(10)
Net income attributable to Wabtec shareholders	$1,056	$815
The following table shows the major components of the change in Net sales in 2024 from 2023:

In millions	Freight Segment	Transit Segment	Total
2023 Net sales	$6,923	$2,754	$9,677
Acquisitions	78	3	81
Foreign Exchange	(32)	(1)	(33)
Organic	499	163	662
2024 Net sales	$7,468	$2,919	$10,387
The following discussion compares our results for the year ended December 31, 2024 to the year ended December 31, 2023. The discussion comparing our results for the year ended December 31, 2023 to the year ended December 31, 2022 is included within Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 14, 2024.
Net sales
Net sales for the year ended December 31, 2024 increased by $710 million, or 7.3%, to $10.39 billion compared to the same period in 2023. Organic sales increased $662 million which was attributable to both the Freight and Transit Segments. Freight Equipment sales increased from higher North American and international locomotive sales and increased mining sales. Freight Services sales increased from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales. Transit sales increased primarily as a result of higher demand for Aftermarket and Original Equipment Manufacturing products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Sales from acquisitions contributed $81 million, primarily in the Freight Segment, and unfavorable changes in foreign exchange decreased Net sales by $33 million.
Cost of sales
Cost of sales for the year ended December 31, 2024 increased by $288 million, or 4.3%, to $7.02 billion compared to the same period in 2023. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 67.6% and 69.6% for the years ended December 31, 2024 and 2023, respectively. The improvement in gross margin is attributable to contract escalation clauses, favorable mix between the Freight and Transit segments, improved productivity, Integration 2.0 savings, and favorable fixed cost absorption. Cost of sales for the years ended December 31, 2024 and 2023 included $37 million and $38 million, respectively, of restructuring costs, primarily for headcount actions and footprint rationalization related to Integration 2.0 and Portfolio Optimization.
Operating expenses
Total operating expenses increased $79 million, or 4.7%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to the increase in Net sales. Operating expenses as a percentage of Net sales was 16.9% and 17.3% for the years ended December 31, 2024 and 2023, respectively. Selling, general and administrative expenses ("SG&A") increased $109 million for the year ended December 31, 2024 compared to the same period in 2023. The increase is primarily from costs incurred to support the higher sales volume, higher employee compensation and benefit costs and higher professional fees related to acquisitions, partially offset by the impacts of Integration 2.0. Restructuring costs included in SG&A were $18 million for the years ended December 31, 2024 and 2023, primarily for headcount actions and footprint rationalization programs related to Integration 2.0 in both years and Portfolio Optimization in 2024. Engineering expenses decreased $12 million primarily due to the timing of investments in new technology, and Amortization expense decreased $18 million, primarily related to changes in accelerated amortization for business dispositions associated with Portfolio Optimization and lower amortization for the GE Transportation trade name.
Interest expense, net
Interest expense, net, decreased $17 million to $201 million for the year ended December 31, 2024 over the same period in 2023 primarily due to lower weighted average debt balances throughout the current year, partially offset by higher effective interest rates.
Other income, net
Other income, net, decreased $42 million to $2 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to lower equity income during 2024 and a gain on equity interest in the prior year. As a result of the change in ownership interest and obtaining control of LKZ in late 2023, Wabtec's previously held equity interest balance in LKZ was remeasured to fair value, resulting in a gain of approximately $35 million recorded to Other income, net in the prior year.
Income taxes
The effective income tax rate was 24.3% and 24.5% for the years ended December 31, 2024 and 2023, respectively. The year over year decrease was primarily due to changes in valuation allowances and audit closures, partially offset by a change in the jurisdictional mix of earnings and the non-recurrence of the non-taxable gain generated on the acquisition of LKZ in 2023. See Note 11 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report for additional information.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	For the year ended December 31,
In millions	2024	2023	Change	% Change
Net sales:
Sales of goods	$5,524	$4,906	$618	12.6%
Sales of services	1,944	2,017	(73)	(3.6)%
Total Net sales	7,468	6,923	545	7.9%
Cost of sales:
Cost of goods	(3,848)	(3,600)	248	6.9%
Cost of services	(1,097)	(1,142)	(45)	(3.9)%
Total Cost of sales	(4,945)	(4,742)	203	4.3%
Cost of sales (% of Net sales)	66.2%	68.5%	(2.3)

Gross profit	2,523	2,181	342	15.7%

Operating expenses	(1,101)	(1,116)	(15)	(1.3)%

Income from operations ($)	$1,422	$1,065	$357	33.5%
Income from operations (% of Net sales)	19.0%	15.4%	3.6
The following table shows the major components of the change in Net sales for the Freight Segment in 2024 from 2023:

In millions
2023 Net sales	$6,923
Acquisitions	78
Foreign Exchange	(32)
Changes in Net sales by Product Line:
Services	132
Equipment	328
Components	23
Digital Intelligence	16
2024 Net sales	$7,468
Net sales
Freight Segment organic sales increased by $499 million driven primarily by Equipment sales from higher North American and international locomotive sales and increased mining sales, and Services sales from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales. Additionally, Freight Segment sales also benefited from our strategic acquisitions, primarily from L&M Radiator Inc. acquired in the second quarter of 2023, by $78 million.
Cost of sales
Freight Segment Cost of sales increased $203 million from higher sales volume, and Cost of sales as a percentage of Net sales decreased 2.3 percentage points. The improvement in gross margin is attributable to contract escalation clauses, favorable mix within the Freight Segment product lines, improved productivity and Integration 2.0 savings. Cost of sales for the year ended December 31, 2023 was also impacted by manufacturing inefficiencies related to labor negotiations at our Erie facility and costs related to next generation product development in Digital Intelligence. Cost of sales for the years ended December 31, 2024 and 2023 included $18 million and $13 million, respectively, of restructuring costs, primarily related to Integration 2.0 and Portfolio Optimization.
Operating expenses
Freight Segment Operating expenses as a percentage of Net sales were 14.7% and 16.1% for the years ended December 31, 2024 and 2023, respectively. Freight Segment Operating expenses decreased by $15 million primarily driven by lower amortization expense of $26 million due to changes in accelerated amortization for business dispositions associated with Portfolio Optimization and lower amortization for the GE Transportation trade name, and lower Engineering expenses of $16 million due to the timing of investments in new technology. This was partially offset by higher SG&A expenses of

$27 million resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions. Freight SG&A expenses for the years ended December 31, 2024 and 2023 included $3 million and $5 million, respectively, of restructuring costs related to Integration 2.0 in 2023 and Portfolio Optimization in 2024.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	For the year ended December 31,
In millions	2024	2023	Change	% Change
Net sales	$2,919	$2,754	$165	6.0%
Cost of sales	(2,076)	(1,991)	85	4.3%
Cost of sales (% of Net sales)	71.1%	72.3%	(1.2)

Gross profit	843	763	80	10.5%

Operating expenses	(505)	(468)	37	7.9%

Income from operations ($)	$338	$295	$43	14.6%
Income from operations (% of Net sales)	11.6%	10.7%	0.9
The following table shows the major components of the change in Net sales for the Transit Segment in 2024 from 2023:

In millions
2023 Net sales	$2,754
Acquisitions	3
Foreign Exchange	(1)
Changes in Net sales by Product Line:
Original Equipment Manufacturing	42
Aftermarket	121
2024 Net sales	$2,919
Net sales
Transit Segment organic sales increased $163 million driven by strong Aftermarket and Original Equipment Manufacturing sales. Increased passenger ridership levels resulted in increased demand for services and products. Additionally, increased investments in railway infrastructure, fleet expansion and renewals and sustainable transport initiatives also contributed to organic growth.
Cost of sales
Transit Segment Cost of sales increased by $85 million primarily from higher sales volume, and Cost of sales as a percentage of Net sales decreased by 1.2 percentage points. The increase in gross margin is primarily attributable to favorable mix within the Transit Segment and the benefits from structured cost actions taken through prior years' restructuring and integration projects, primarily Integration 2.0. Transit Cost of sales for the years ended December 31, 2024 and 2023 included $19 million and $25 million of restructuring costs, respectively, primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.
Operating expenses
Operating expenses as a percentage of Net sales for the Transit Segment were 17.3% and 17.0% for the years ended December 31, 2024 and 2023, respectively. Transit Segment Operating expenses increased by $37 million primarily driven by higher SG&A expenses of $25 million to support higher sales volume and higher employee compensation and benefit costs, higher Engineering expenses of $4 million due to increased investments in new technology, and higher Amortization expense of $8 million primarily due to accelerated amortization for business dispositions associated with Portfolio Optimization. This was partially offset by benefits from structured cost actions taken through prior years' restructuring and integration projects, primarily Integration 2.0. Transit SG&A expenses for the years ended December 31, 2024 and 2023 included $13 million of restructuring costs primarily for footprint rationalization and headcount actions in Europe related to Integration 2.0.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows, borrowings under the 2022 Credit Agreement and the 2024 Credit Agreement, each with a consortium of commercial banks, and proceeds from the Company's Senior Notes. Additionally, the Company utilizes the revolving receivables program and supply chain financing program described below, as well as other short-term financing agreements with certain banks, for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In millions	2024	2023
Cash provided by (used for):
Operating activities	$1,834	$1,201
Investing activities	$(343)	$(492)
Financing activities	$(1,371)	$(633)
 Operating activities In 2024, cash provided by operating activities was $1,834 million compared to $1,201 million in 2023. Significant changes to the sources and (uses) of cash for the twelve month periods include the following:
•$242 million from increased Net income;
•$161 million from favorable changes in Accounts receivables driven by $121 million of higher collections on receivables and $40 million of lower remittance for the Revolving Receivables Program;
•$128 million from changes in Accounts payable due to timing of payments;
•$(59) million from changes in Inventory to support higher sales;
•$38 million from changes in employee related benefit payments; and,
•approximately $150 million from changes in income tax accounts, including a tax refund in the current year.
Investing activities In 2024 and 2023, cash used for investing activities was $(343) million and $(492) million, respectively. During 2024, Wabtec made four strategic acquisitions for net cash of $(168) million. During 2024, Wabtec also used $(207) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes, received $19 million of net proceeds from dispositions of businesses, and received $13 million of proceeds from disposals of property, plant, and equipment. During 2023, Wabtec acquired L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers, for net cash of approximately $(229) million and the remaining ownership shares of LKZ for net cash of approximately $(81) million. During 2023, Wabtec also used $(186) million for additions to property, plant and equipment.
Financing activities In 2024, cash used for financing activities was $(1,371) million, which included $(64) million from net changes in debt, $(1,097) million of stock repurchases, $(140) million of dividend payments, $(42) million of contingent consideration payments related to the GE Transportation acquisition, $(25) million of payments for income tax withholding on share-based compensation, and $(6) million of distributions to noncontrolling interest. In 2023, cash used for financing activities was $(633) million which included $42 million from net changes in debt, $(409) million of stock repurchases, $(123) million of dividend payments, $(112) million of contingent consideration payments related to the GE Transportation acquisition, $(17) million of distributions to noncontrolling interest, and $(16) million of payments for income tax withholding on share-based compensation .
During the first quarter of 2024, the Company entered into the 2024 Credit Agreement for a term loan of $225 million. Also during the first quarter of 2024, the Company issued $500 million of Senior Notes due in 2034 (the "2034 Notes"). Proceeds from the 2034 Notes, combined with the proceeds from the term loan under the 2024 Credit Agreement and cash on hand, were utilized to repay the outstanding amount of 2024 Notes at maturity.
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
As of December 31, 2024, the Company held approximately $715 million of cash, cash equivalents, and restricted cash, of which approximately $417 million was held within the United States and approximately $298 million was held outside of the United States, primarily in India, Europe, China and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of December 31, 2024, approximately $9 million of the Company's $715 million cash balance was classified as restricted cash.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
The Company utilizes a revolving receivables facility to sell up to $350 million of certain receivables through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. As customers pay their balances, we transfer additional receivables into the program, which could result in our gross receivables sold being higher or lower than customer collections remitted to the financial institution for any applicable period. Net cash remitted from the revolving receivables program was $(20) million and $(60) million for the years ended December 31, 2024 and 2023, respectively. During the fourth quarter of 2024, the revolving receivables program agreement was amended to allow us to request loans from the financial institution secured by the receivables held in the program, up to the $350 million limit. As a result, effective January 1, 2025 proceeds and repayments of loans under the program will be classified as Financing activities on our statement of cash flows and outstanding balances will be classified as debt on our balance sheet. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.
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

Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Year Ended December 31, 2024
Net sales	$5,948
Gross profit	$2,399
Net income attributable to Wabtec shareholders	$788
Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	December 31, 2024	December 31, 2023
Current assets	$1,604	$1,513
Noncurrent assets	$2,049	$2,196
Current liabilities	$2,242	$2,443
Long-term debt	$2,962	$2,739
Other non-current liabilities	$697	$662
The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Year Ended December 31, 2024
Net sales to non-guarantor subsidiaries	$875
Purchases from non-guarantor subsidiaries	$1,170

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	December 31, 2024
Amount due to non-guarantor subsidiaries	$13,697
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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Year Ended December 31, 2024
Net sales	$577
Gross profit	$90
Net loss attributable to Wabtec shareholders	$(209)

Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	December 31, 2024	December 31, 2023
Current assets	$546	$493
Noncurrent assets	$646	$651
Current liabilities	$1,014	$1,272
Long-term debt	$3,479	$3,287
Other non-current liabilities	$49	$84
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Year Ended December 31, 2024
Net sales to non-guarantor subsidiaries	$46
Purchases from non-guarantor subsidiaries	141

Unaudited
Issuer and Guarantor
In millions	December 31, 2024
Amount due to non-guarantor subsidiaries	$8,449
Contractual Obligations and Off-Balance Sheet Arrangements
The Company is obligated to make future payments under various contracts such as purchase, debt and lease agreements and has certain contingent commitments. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2024:

In millions	Total	2025	2026-27	2028-29	2030+
Operating activities:
Purchase obligations (1)	$119	$117	$2	$—	$—
Operating leases (2)	345	63	101	67	114
Pension and postretirement benefit payments (3)	214	20	41	44	109
Interest payments (4)	684	156	268	134	126
Financing activities:
Long-term debt	3,995	500	1,520	1,475	500
Dividends to shareholders (5)	171	171	—	—	—
Total	$5,528	$1,027	$1,932	$1,720	$849

(1)Purchase obligations represent non-cancelable contractual obligations at December 31, 2024.
(2)Operating leases represent multi-year obligations for rental of facilities and equipment.
(3)Pension and postretirement benefit payments includes expected payments to participants out of plan assets and corporate assets. The benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company does not expect material contributions to pension plan investments in 2025.

(4)Interest payments on the Senior Notes and the amounts borrowed under the 2024 and 2022 Credit Agreements as of December 31, 2024 are based on interest rates in effect as of December 31, 2024 and are calculated on debt with maturities that extend to 2034.
(5)Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $171 million beginning in 2025.
The above table does not reflect uncertain tax positions of $19 million, the timing of which are uncertain. Refer to Note 11 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for additional information on uncertain tax positions. Additionally, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. At December 31, 2024, the total value of these bank guarantees and letters of credit were $931 million and expire on various dates through 2034. Amounts include interest payments based on contractual terms and the Company’s current interest rate.
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
•decreased demand for services in the freight and passenger rail industry;
•decreased demand for our products and services;
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
•increases in raw material costs;
•challenges associated with the successful introduction of new products;
•product safety, quality and reliability;
•performance under material long-term contracts;
•labor availability constraints and labor relations challenges;
•the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental matters, asbestos-related matters, pension liabilities, warranties, product liabilities, competition and anti-trust matters or intellectual property claims;
•our ability to successfully complete and integrate acquisitions;
•risks associated with the development and use of new technology; or

•cybersecurity and data protection risks;
Competitive factors
•the actions of competitors; or
•adverse outcomes of negotiations with partners, suppliers, customers or others;
Political/governmental factors
•political instability in relevant areas of the world, including the impacts of war, conflicts, global military action, and acts of terrorism;
•future regulation/deregulation of our customers and/or the rail industry;
•decreases in levels of governmental funding on transit projects, including for some of our customers;
•political developments and laws and regulations, including those related to Positive Train Control;
•consequences of federal and state income tax legislation;
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
Critical Accounting Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Critical areas of uncertainty that require judgments, estimates and assumptions include the accounting for allowance for doubtful accounts, inventories, business combinations, goodwill and indefinite-lived intangible assets, warranty reserves, income taxes, and revenue recognition. Management uses historical experience and all available information to make these judgments and estimates, and actual results may differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company.
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
Business Combinations:
Description The Company accounts for business acquisitions in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations, which requires the purchase price of the acquired business to be allocated to tangible and intangible assets acquired and liabilities assumed based on the respective fair values. The amount of purchase price which is in excess of the fair values of assets acquired and liabilities assumed is recognized as goodwill.
Judgments and Uncertainties Discounted cash flow models are used to estimate the fair values of acquired intangible assets such as contract backlog, customer relationships, intellectual property, and trade names. The significant assumptions used to estimate the value of the intangible assets include revenue growth rates, projected profit margins, discount rates, royalty rates, customer attrition rates, revenue obsolescence rates and market participant profit margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its available variable-rate debt facilities. At December 31, 2024, the Company's interest risk related to variable-rate debt is limited to the amounts borrowed under the 2022 and 2024 Credit Agreements, which was limited to the amounts borrowed under the Delayed Draw Term Loan and the Term Loan. At December 31, 2023, the Company's outstanding variable rate debt was limited to the amount borrowed under the Delayed Draw Term Loan.
Foreign Currency Exchange Rate Risk
The Company is exposed to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to "Summary of Significant Accounting Policies" in Note 2, “Fair Value Measurement and Derivative Instruments” in Note 17 and "Segment Information" in Note 19 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for more information regarding foreign currency exchange risk and sales by geographic area.

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
During 2024, the Company completed the acquisitions of Tehnika Pty. Ltd., Fanox Electronic, S.L., Kompozitum s.r.o., and Bloom Engineering Holdings, Inc. Management is currently integrating the acquisitions into its operations, compliance programs and internal control processes and as such, has excluded the acquisitions from its assessment of internal controls over financial reporting as of December 31, 2024. The acquisitions are all subsidiaries whose combined total assets represent 1.3% and combined net sales represent 0.1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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

Over Time Revenue Recognition for Long-Term Contracts
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company has long-term customer arrangements involving the design and production of highly engineered products that require revenue to be recognized over time. The Company uses input-based measures for determining the amount of revenue, cost, and gross margin to recognize over time for these customer arrangements. The input methods used for these arrangements include costs of material and labor. During the year ended December 31, 2024, a material amount of the Company's total revenues were derived from performance obligations that are satisfied over time.

Auditing the Company's measurement of revenue recognized over time on long-term contracts is especially challenging because it involves subjective management assumptions regarding the estimated remaining costs of the long-term contracts that could span several years. These assumptions could be impacted by the future cost of materials, labor availability and productivity, complexity of the work to be performed, and the performance of suppliers, customers and subcontractors that may be associated with the contracts and may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to recognize revenue over time on long-term contracts, including controls over management’s review of the significant underlying assumptions described above.

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculations. This included, for example, inspection of the executed contracts and testing management's cost estimates by comparing the inputs to the Company’s historical data or experience for similar contracts, the performance of sensitivity analysis and the performance of retrospective review analysis of prior management cost estimates to actual costs incurred for completed contracts. In addition, for certain contracts, we involved our internal valuation specialists to assist in our evaluation of management’s cost estimates at completion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Pittsburgh, Pennsylvania
February 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Westinghouse Air Brake Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tehnika Pty Ltd Australia, Fanox Electronic, S.L., Kompozitum s.r.o, and Bloom Engineering Holdings, Inc., which are included in the 2024 consolidated financial statements of the Company and constituted 1.3% of total assets as of December 31, 2024 and 0.1% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tehnika Pty Ltd Australia, Fanox Electronic, S.L., Kompozitum s.r.o, and Bloom Engineering Holdings, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 12, 2025

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2024	2023
Assets
Assets
Cash, cash equivalents and restricted cash	$715	$620
Accounts receivable	1,152	1,160
Unbilled accounts receivable	550	524
Inventories, net	2,314	2,284
Other current assets	212	267
Total current assets	4,943	4,855
Property, plant and equipment, net	1,447	1,485
Goodwill	8,710	8,780
Other intangible assets, net	2,934	3,205
Other noncurrent assets	668	663
Total noncurrent assets	13,759	14,133
Total Assets	$18,702	$18,988
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,300	$1,250
Customer deposits	693	804
Accrued compensation	425	341
Accrued warranty	248	220
Current portion of long-term debt	500	781
Other accrued liabilities	626	660
Total current liabilities	3,792	4,056
Long-term debt	3,480	3,288
Accrued postretirement and pension benefits	58	62
Deferred income taxes	376	318
Other long-term liabilities	863	740
Total Liabilities	8,569	8,464
Commitments and contingencies (Note 18)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 226.9 shares issued; 171.3 and 177.8 shares outstanding at December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	8,023	7,977
Treasury stock, at cost, 55.6 and 49.1 shares, at December 31, 2024 and 2023, respectively	(3,273)	(2,171)
Retained earnings	6,185	5,269
Accumulated other comprehensive loss	(846)	(590)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,091	10,487
Noncontrolling interest	42	37
Total Equity	10,133	10,524
Total Liabilities and Equity	$18,702	$18,988

 The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
In millions, except per share data
Net sales:
Sales of goods	$8,434	$7,647	$6,459
Sales of services	1,953	2,030	1,903
Total net sales	10,387	9,677	8,362
Cost of sales:
Cost of goods	(5,918)	(5,581)	(4,791)
Cost of services	(1,103)	(1,152)	(1,031)
Total cost of sales	(7,021)	(6,733)	(5,822)
Gross profit	3,366	2,944	2,540
Operating expenses:
Selling, general and administrative expenses	(1,248)	(1,139)	(1,029)
Engineering expenses	(206)	(218)	(209)
Amortization expense	(303)	(321)	(291)
Total operating expenses	(1,757)	(1,678)	(1,529)
Income from operations	1,609	1,266	1,011
Other income and expenses:
Interest expense, net	(201)	(218)	(186)
Other income, net	2	44	29
Income before income taxes	1,410	1,092	854
Income tax expense	(343)	(267)	(213)
Net income	1,067	825	641
Less: Net income attributable to noncontrolling interest	(11)	(10)	(8)
Net income attributable to Wabtec shareholders	$1,056	$815	$633

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$6.05	$4.54	$3.46
Diluted
Net income attributable to Wabtec shareholders	$6.04	$4.53	$3.46

Weighted average shares outstanding
Basic	174.1	178.8	182.2
Diluted	174.8	179.5	182.8

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
In millions
Net income attributable to Wabtec shareholders	$1,056	$815	$633
Foreign currency translation (loss) gain	(277)	55	(200)
Unrealized gain (loss) on derivative contracts	14	22	(5)
Unrealized gain on pension benefit plans and post-retirement benefit plans	14	—	11
Other comprehensive (loss) income before tax	(249)	77	(194)
Income tax expense related to components of other comprehensive (loss) income	(7)	(6)	(1)
Other comprehensive (loss) income, net of tax	(256)	71	(195)
Comprehensive income attributable to Wabtec shareholders	$800	$886	$438

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2024	2023	2022
In millions
Operating Activities
Net income	$1,067	$825	$641
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	503	531	479
Stock-based compensation expense	66	47	41
Below market intangible amortization	(44)	(54)	(53)
Deferred income taxes	51	(58)	36
Net loss on disposal of property, plant and equipment	4	7	3
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(34)	(195)	(52)
Inventories	(117)	(58)	(368)
Accounts payable	70	(58)	306
Accrued income taxes	21	1	7
Current and noncurrent customer deposits	113	116	142
Other accrued liabilities	124	57	(36)
Other operating activities	10	40	(108)
Net cash provided by operating activities	1,834	1,201	1,038
Investing Activities
Purchase of property, plant and equipment	(207)	(186)	(149)
Acquisitions of businesses, net of cash acquired	(168)	(308)	(89)
Proceeds from dispositions of businesses, net of cash disposed	19	—	—
Proceeds from disposal of property, plant and equipment	13	2	3
Net cash used for investing activities	(343)	(492)	(235)
Financing Activities
Proceeds from debt, net of issuance costs	2,258	5,563	6,087
Payments of debt	(2,322)	(5,521)	(6,117)
Repurchase of stock	(1,097)	(409)	(473)
Cash dividends	(140)	(123)	(111)
Payment of contingent consideration on acquisitions	(42)	(112)	(101)
Payment of income tax withholding on share-based compensation	(25)	(16)	(7)
Distribution to noncontrolling interest	(6)	(17)	—
Other financing activities	3	2	14
Net cash used for financing activities	(1,371)	(633)	(708)
Effect of changes in currency exchange rates	(25)	3	(27)
Increase in cash	95	79	68
Cash, cash equivalents and restricted cash, beginning of year	620	541	473
Cash, cash equivalents and restricted cash, end of year	$715	$620	$541

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2021	226.9	$2	$7,916	(41.1)	$(1,306)	$4,055	$(466)	$38	$10,239
Cash dividends ($0.60 dividend per share)	—	—	—	—	—	(111)	—	—	(111)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(4)	0.4	10	—	—	—	6
Stock based compensation	—	—	41	—	—	—	—	—	41
Net income	—	—	—	—	—	633	—	8	641
Other comprehensive loss, net of tax	—	—	—	—	—	—	(195)	—	(195)
Stock repurchase	—	—	—	(5.0)	(473)	—	—	—	(473)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2022	226.9	$2	$7,953	(45.7)	$(1,769)	$4,577	$(661)	$45	$10,147
Cash dividends ($0.68 dividend per share)	—	—	—	—	—	(123)	—	—	(123)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(23)	0.5	10	—	—	—	(13)
Stock based compensation	—	—	47	—	—	—	—	—	47
Net income	—	—	—	—	—	815	—	10	825
Other comprehensive income, net of tax	—	—	—	—	—	—	71	—	71
Stock repurchase	—	—	—	(3.9)	(412)	—	—	—	(412)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(17)	(17)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524
Cash dividends ($0.80 dividend per share)	—	—	—	—	—	(140)	—	—	(140)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(20)	0.4	5	—	—	—	(15)
Stock based compensation	—	—	66	—	—	—	—	—	66
Net income	—	—	—	—	—	1,056	—	11	1,067
Other comprehensive loss, net of tax	—	—	—	—	—	—	(256)	—	(256)
Stock repurchase	—	—	—	(6.9)	(1,107)	—	—	—	(1,107)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6)	(6)
Balance, December 31, 2024	226.9	$2	$8,023	(55.6)	$(3,273)	$6,185	$(846)	$42	$10,133

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In 2024, approximately 53% of the Company’s net sales came from customers outside the United States.

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
Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of expected losses inherent in our receivable portfolio determined on the basis of historical experience, relevant credit forecast information, changes to customer's solvency, and other currently available evidence. The allowance for doubtful accounts was $36 million and $31 million as of December 31, 2024 and 2023, respectively.
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
Goodwill and Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles with definite lives are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company will perform either a qualitative or quantitative test for goodwill and indefinite-lived intangible assets, performing a quantitative test for each identified reporting unit in goodwill at least every three years. Periodically, Management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed.
Equity Method Investments The Company invests in privately-held companies which are accounted for using the equity method when the Company has the ability to exercise significant influence, but not control, over the investee. Equity method investments are included in "Other noncurrent assets" on the Consolidated Balance Sheets and were $39 million and $36 million at December 31, 2024 and 2023, respectively.
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
Financial Derivatives and Hedging Activities In the normal course of business, the Company is exposed to market risks related to interest rates, commodity prices and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts, interest rate hedges, commodity swaps and options. In accordance with the Company's policy, derivatives are only used for hedging purposes. The Company does not use derivatives for trading or speculative purposes. Foreign currency forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. At the delivery date, the Company can either take delivery of the currency or settle on a net basis. For further information regarding the foreign currency forward contracts see Note 17.
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
Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our Consolidated Balance Sheets. Net income attributable to noncontrolling interests was not material for the years ended December 31, 2024, 2023 and 2022.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of December 31, 2024, the Company's remaining performance obligations were approximately $22.3 billion. The Company expects to recognize revenue of approximately 34% of remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
At December 31, 2024, and 2023 the bankruptcy-remote subsidiary held receivables of $693 million and $674 million, respectively, which are included in the Company's Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold, which was $20 million at December 31, 2023. There were no receivables outstanding under the facility at December 31, 2024. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at December 31, 2024 or 2023 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding.
The following table sets forth a summary of receivables sold and the resulting impact of net cash processed included in cash from operations:

	For the year ended December 31,
In millions	2024	2023	2022
Gross receivables sold/cash proceeds received	$926	$2,617	$1,761
Customer collections remitted to financial institution	(946)	(2,677)	(1,701)
Net cash proceeds (remitted) received included in cash from operations	$(20)	$(60)	$60
During the fourth quarter of 2024, the revolving receivables program agreement was amended to allow us to request loans from the financial institution secured by the receivables held in the program, up to the $350 million limit. As a result, effective January 1, 2025 proceeds and repayments of loans under the program will be classified as Financing activities on our statement of cash flows and outstanding balances will be classified as debt on our balance sheet.
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $52 million and $61 million at December 31, 2024 and 2023, respectively which are included in Other noncurrent assets on the Consolidated Balance Sheets.
Preferred Stock The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the rights and preferences, which would be superior to those of the common stock. At December 31, 2024 and 2023 there was no preferred stock issued or outstanding.
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
Accounting Standards Recently Issued In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose on an annual basis specific categories within the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require enhanced disaggregation of disclosures about income taxes paid and income tax expense, among other changes. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of income taxes and is effective for Wabtec's annual reporting periods beginning January 1, 2025. The amendments require increased annual disclosures on current and comparable reporting periods presented in annual company filings. The resulting new annual disclosure requirements will be reflected in our 2025 report on Form 10-K.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require entities to disclose disaggregated information about certain costs and expenses in commonly presented income statement expense captions. The amendments will require increased interim and annual footnote disclosures either prospectively or retrospectively for reporting periods presented in interim and annual company filings. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of income statement expenses and will be effective for Wabtec's annual reporting periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. The Company is assessing the extent of the impact of the amendments on its future filings.
Accounting Standards Recently Adopted In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition to the current requirements, the amendments specify additional information be provided about the chief operating decision maker ("CODM") as well as disaggregated expense categories, to the extent that the CODM utilizes such data in deciding how to allocate resources. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of expenses, and were effective for Wabtec's annual reporting periods beginning January 1, 2024 and will be effective for interim reporting periods beginning January 1, 2025. The amendments require increased interim and annual disclosures on current and comparable reporting periods presented in annual and interim company filings. The new annual disclosure requirements are included in Note 19.
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 45 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $311 million and $305 million of the Company's outstanding Accounts payable as of December 31, 2024 and 2023, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

The following table sets forth the changes in amounts due to financial institutions reflected in Accounts payable for the year ended December 31, 2024:

December 31,
In millions	2024
Obligations outstanding at the beginning of the year	$305
Invoices confirmed during the year	723
Confirmed invoices paid during the year	(717)
Obligations outstanding at the end of the year	$311
3. ACQUISITIONS
During 2024, the Company made four strategic acquisitions for a combined purchase price of approximately $168 million, net of cash acquired. Two of the acquisitions are reported in the Transit Segment, one is reported in the Digital Intelligence product line of the Freight Segment and one is reported in the Components product line of the Freight Segment. Each of the acquisitions in 2024 are individually and collectively immaterial.
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
During 2022, the Freight Segment made three strategic acquisitions for a combined purchase price of $89 million, net of cash acquired. Two of the acquisitions are reported in the Digital Intelligence product line and one is reported in the Services product line. Each of the acquisitions in 2022 are individually and collectively immaterial.

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2024	2023	2022
In millions
Interest paid during the year	$181	$210	$179
Income taxes paid during the year, net of amounts refunded	$237	$233	$157
Business acquisitions:
Fair value of assets acquired	$257	$438	$128
Fair value of liabilities assumed	63	82	38
Cash paid	194	356	90
Less: Cash acquired	(26)	(48)	(1)
Net cash paid	$168	$308	$89
At December 31, 2024 and December 31, 2023, Wabtec had restricted cash of $9 million and $5 million, respectively, primarily from cash in escrow related to acquisitions.

5. INVENTORIES
The components of inventory, net of reserves, were:

	December 31,
In millions	2024	2023
Raw materials	$977	$1,062
Work-in-progress	587	463
Finished goods	750	759
Total inventories	$2,314	$2,284

6. PROPERTY, PLANT & EQUIPMENT
The major classes of depreciable assets are as follows:

	December 31,
In millions	2024	2023
Machinery and equipment	$1,666	$1,600
Buildings and improvements	810	838
Land and improvements	106	100
Construction in progress	171	137
Property, plant and equipment	2,753	2,675
Less: accumulated depreciation	(1,306)	(1,190)
Property, plant and equipment, net	$1,447	$1,485
 The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Building and improvements	15 to 40
Machinery and equipment	3 to 15
 Depreciation expense was $196 million, $204 million, and $182 million for 2024, 2023 and 2022, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill is reviewed annually during the fourth quarter for impairment. The Company has identified three reporting units for purposes of testing goodwill for impairment. Two reporting units exist within the Freight segment (the "Freight" and "Components" reporting units) and the Transit segment is also a reporting unit. In 2024, management elected to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary for the Components and Freight reporting units. During the assessment, management evaluated all relevant events and facts that may impact the fair value or carrying value of the reporting units' goodwill and concluded that it was not more likely than not that the estimated fair values were less than the carrying values; therefore, no further analysis was required. For the Transit reporting unit, management elected to proceed directly to the quantitative impairment test. The discounted cash flow method and the market approach were used to estimate the fair value of the Transit reporting unit using a weighting of 75% and 25%, respectively. The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for the Transit reporting unit. The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. For 2024, the discounted cash flow method was given more weight compared to the market approach due to variables between the operations of the guideline companies used in the analysis and Wabtec's operations, such as different reporting unit sizes, growth and business characteristics. Each valuation resulted in a conclusion that the estimated fair value of the Transit reporting unit was in excess of its carrying value, and no impairment existed.
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2022	$7,067	$1,441	$8,508
Additions	215	—	215
Disposals	(4)	—	(4)
Foreign currency impact	16	45	61
Balance at December 31, 2023	$7,294	$1,486	$8,780
Additions	31	54	85
Disposals	(5)	(1)	(6)
Foreign currency impact	(72)	(77)	(149)
Balance at December 31, 2024	$7,248	$1,462	$8,710

The Company’s indefinite lived intangible assets are also reviewed annually during the fourth quarter for impairment. During 2024 and 2023, the Company proceeded directly to the quantitative impairment test for certain trade names with indefinite lives. Certain trade names that were associated with the Company’s current restructuring actions were tested and considered impaired. As such, for the years ended December 31, 2024 and 2023, approximately $6 million and $14 million, respectively, of amortization expense was recorded in "Amortization expense" on the Consolidated Statements of Income, primarily related to the Company's Portfolio Optimization. For the remaining trade names subject to the quantitative impairment test, the fair value exceeded each respective carrying value, resulting in a conclusion that no additional impairment existed. For trade names not subject to quantitative testing, the Company elected to perform a qualitative impairment assessment, resulting in a conclusion that it was not more likely than not that the estimated fair values of the trade names were less than their carrying values; therefore, no further analysis was required. The assessment of qualitative factors used in determining whether it is more likely than not that the fair value of a trade name is less than its carrying amount involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events, share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.
As of December 31, 2024 and 2023, the Company’s trade names had a net carrying amount of $595 million and $612 million, respectively, and the Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company had an original useful life of 5 years and has been fully amortized.

Intangible assets of the Company, other than goodwill and trade names, that are considered definitive lived consist of the following:

	December 31, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,415	$(629)	$786	$1,431	$(526)	$905
Customer relationships	1,329	(480)	849	1,333	(431)	902
Acquired technology	1,318	(614)	704	1,283	(497)	786
Total	$4,062	$(1,723)	$2,339	$4,047	$(1,454)	$2,593
The remaining weighted average useful lives of backlog, customer relationships and acquired technology were 7 years, 14 years and 6 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $303 million, $321 million, and $291 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Estimated amortization expense for the five succeeding years is as follows (in millions):

2025	$277
2026	$272
2027	$267
2028	$267
2029	$266

8. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Consolidated Balance Sheets. Noncurrent contract assets were $170 million and $154 million at December 31, 2024 and 2023, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Consolidated Balance Sheets. Noncurrent contract liabilities were $389 million and $174 million at December 31, 2024 and 2023, respectively. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $91 million and $104 million at December 31, 2024 and 2023, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Consolidated Balance Sheets.
The following table reconciles the changes in the Company’s contract assets and liabilities as follows:

	Contract Assets
In millions	2024	2023
Balance at beginning of year	$678	$706
Recognized in current year	856	692
Reclassified to accounts receivable	(801)	(723)
Acquisitions/adjustments	3	(2)
Foreign currency impact	(16)	5
Balance at end of year	$720	$678

	Contract Liabilities
In millions	2024	2023
Balance at beginning of year	$1,082	$956
Recognized in current year	1,562	1,380
Amounts in beginning balance reclassified to revenue	(572)	(665)
Current year amounts reclassified to revenue	(876)	(593)
Acquisitions	8	1
Foreign currency impact	(31)	3
Balance at end of year	$1,173	$1,082

9. LONG-TERM DEBT
Long-term debt consisted of the following:

			December 31,
	Effective Interest Rate		2024		2023
In millions		Face Value	Book Value	Fair Value [1]	Book Value	Fair Value [1]
2024 Credit Agreement:
Term Loan	6.6%	$225	$224	$225	$—	$—
2022 Credit Agreement:
Revolving Credit Facility	8.0%	N/A	—	—	—	—
Delayed Draw Term Loan	6.6%	$250	250	250	250	250
Senior Notes:
4.15% Senior Notes, due 2024			—	—	725	722
3.20% Senior Notes, due 2025	3.4%	$500	500	496	499	484
3.45% Senior Notes, due 2026	3.5%	$750	750	732	749	718
1.25% Senior Notes (EUR), due 2027	1.5%	€500	514	495	547	509
4.70% Senior Notes, due 2028	4.8%	$1,250	1,246	1,239	1,245	1,237
5.611% Senior Notes, due 2034	5.7%	$500	496	507	—	—
Other Borrowings			—	—	54	57
Total			3,980	3,944	4,069	3,977
Less: current portion			(500)	(496)	(781)	(779)
Long-term portion			$3,480	$3,448	$3,288	$3,198

1. See Note 17 for information on the fair value measurement of the Company's long-term debt.

Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance costs as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.

The Company borrows and repays against the Revolving Credit Facility and an uncommitted money market line for added flexibility in liquidity to manage cash during the operating cycle. The proceeds from borrowing and the repayments are included within the Financing Activities section of the Consolidated Statements of Cash Flows.

As of December 31, 2024, the annual repayment requirements for debt obligations are as follows:

In millions
2025	$500
2026	750
2027	770
2028	1,250
2029	225
Thereafter	500
Total	$3,995
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2024 and 2023, the Company had total unamortized debt issuance costs and discounts of $15 million.
Credit Agreements
2024 Credit Agreement
On March 14, 2024, the Company entered into a new stand-alone credit agreement (the "2024 Credit Agreement") for a term loan of $225 million. Borrowings under the 2024 Credit Agreement bear interest at a base rate plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s Leverage Ratio or (ii) the Company’s public rating. At December 31, 2024, the interest rate was 6.0%. The frequency of interest payments varies based upon the Interest

Election Request. The term loan issued under the 2024 Credit Agreement will mature on March 14, 2029. The obligations of the Company under the 2024 Credit Agreement are unsecured and have been guaranteed by certain of the Company’s subsidiaries. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
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
The Revolving Credit Facility matures on August 15, 2027. The Delayed Draw Term Loan was fully drawn during the third quarter of 2023, and the proceeds were utilized to redeem the 4.375% Senior Notes, due 2023. Borrowings under the Delayed Draw Term Loan will mature on August 15, 2027. Amounts borrowed and repaid under the Delayed Draw Term Loan may not be reborrowed. The applicable interest rate for borrowings under the 2022 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public rating. At December 31, 2024, the interest rate on the Delayed Draw Term Loan was 6.0% and the interest rate on the undrawn Revolving Credit Facility was 5.7%. Obligations under the 2022 Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The following table presents availability under the 2022 Credit Agreement as of December 31, 2024:

In millions	Revolving Credit Facility	Delayed Draw Term Loan	Total
Maximum Availability	$1,500	$250	$1,750
Outstanding Borrowings	—	(250)	(250)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$1,500	$—	$1,500
The Company was in compliance with all financial covenants in the 2022 Credit Agreement and the 2024 Credit Agreement as of December 31, 2024.
Intra-Quarter Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs within a quarter.
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 4.15% Senior Notes which matured in 2024 (the "2024 Notes"), 3.20% Senior Notes due 2025 (the "2025 Notes"), 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes" discussed below), 4.70% Senior Notes due 2028 (the "2028 Notes") and 5.611% Senior Notes due 2034 (the "2034 Notes"). The 2024 Notes, 2025 Notes, 2026 Notes, 2028 Notes, and 2034 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes.” Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes and the Company's guarantee of the Euro Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.
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
The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity. The US Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's subsidiaries that is a guarantor under the 2022 Credit Agreement. The Euro Notes were issued by Wabtec Netherlands and are fully and unconditionally guaranteed by the Company.
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
Letters of Credit and Bank Guarantees
In the ordinary course of its business, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. The outstanding amount, including the letters of credit issued under the credit facility, was $931 million and $855 million at December 31, 2024 and 2023, respectively.

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
Obligations and Funded Status

	U.S.		International
In millions	2024	2023	2024	2023
Change in projected benefit obligation
Obligation at beginning of year	$(55)	$(29)	$(251)	$(236)
Service cost	—	—	(3)	(3)
Interest cost	(3)	(2)	(11)	(11)
Employee contributions	—	—	(1)	(1)
Plan settlements, curtailments and amendments	—	1	1	1
Benefits paid	4	4	13	14
Acquisition	—	(29)	—	—
Actuarial gain (loss)	2	—	17	(5)
Effect of currency rate changes	—	—	10	(10)
Obligation at end of year	$(52)	$(55)	$(225)	$(251)
Change in plan assets
Fair value of plan assets at beginning of year	$55	$31	$211	$201
Actual return on plan assets	1	2	10	10
Employer contributions	—	—	5	6
Employee contributions	—	—	1	1
Benefits paid	(4)	(4)	(13)	(14)
Settlements and other	—	—	(1)	(1)
Acquisition	—	26	—	—
Effect of currency rate changes	—	—	(9)	8
Fair value of plan assets at end of year	$52	$55	$204	$211
Funded status
Fair value of plan assets	$52	$55	$204	$211
Benefit obligations	(52)	(55)	(225)	(251)
Funded status	$—	$—	$(21)	$(40)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$29	$13
Current liabilities	—	—	(2)	(2)
Noncurrent liabilities	—	—	(48)	(51)
Net amount recognized	$—	$—	$(21)	$(40)
Amounts recognized in Accumulated other comprehensive loss, before tax at December 31, consist of:
Prior service cost	—	—	(1)	(1)
Net actuarial loss	(13)	(14)	(44)	(64)
Net amount recognized	$(13)	$(14)	$(45)	$(65)

The aggregate accumulated benefit obligation for the U.S. pension plans was $52 million and $55 million as of December 31, 2024 and 2023, respectively. The aggregate accumulated benefit obligation for the international pension plans was $214 million and $241 million as of December 31, 2024 and 2023, respectively.

	International
In millions	2024	2023
Information for pension plans with accumulated benefit obligations in excess of Plan assets:
Projected benefit obligation	$(74)	$(185)
Accumulated benefit obligation	(65)	(178)
Fair value of plan assets	25	133
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(79)	$(194)
Accumulated benefit obligation	(69)	(185)
Fair value of plan assets	29	141
Components of Net Periodic Benefit Costs

	U.S.			International
In millions	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$3	$3	$3
Interest cost	3	2	1	11	11	6
Expected return on plan assets	(3)	(2)	(1)	(11)	(10)	(12)
Amortization of net loss	—	—	1	3	3	2
Settlement and curtailment gains recognized	—	(1)	—	—	—	(1)
Net periodic benefit (income) cost	$—	$(1)	$1	$6	$7	$(2)
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
Amounts recognized in Other comprehensive income during 2024 for other changes in plan assets and benefit obligations are not material. The amounts of net actuarial loss and prior service cost included in Other comprehensive loss expected to be recognized as components of periodic benefit costs in 2025 are not material.
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed.

	U.S.			International
	2024	2023	2022	2024	2023	2022
Discount rate	5.70%	5.25%	5.58%	4.68%	4.38%	4.77%
Expected return on plan assets	4.50%	3.80%	3.80%	5.53%	5.09%	4.25%
Rate of compensation increase	3.00%	3.00%	3.00%	2.92%	2.88%	2.78%
The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.
Pension Plan Assets
The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, insurance contracts, and cash and cash equivalent investments. The assets held in these funds are generally actively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. (See Note 17). Plan assets by asset category at December 31, 2024 and 2023 are as follows:

	U.S.		International
In millions	2024	2023	2024	2023
Pension Plan Assets
Equity security funds	$8	$3	$59	$56
Debt security funds	42	35	118	129
Insurance contracts	—	—	11	12
Cash and cash equivalents and other	2	17	16	14
Fair value of plan assets	$52	$55	$204	$211
The U.S. plan has a target asset allocation of 15% equity securities and 85% debt securities. The International plan has a target asset allocation of 12% equity securities, 24% debt securities and 64% in other investments. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.
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
The following tables summarize our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level (See Note 17):

	December 31, 2024
In millions	NAV	Level 1	Level 2	Level 3	Total
US:
Equity	$—	$8	$—	$—	$8
Debt Securities	—	9	33	—	42
Cash and cash equivalents	—	2	—	—	2
International:
Equity	6	14	39	—	59
Debt Securities	—	3	115	—	118
Insurance Contracts	—	—	3	8	11
Cash and cash equivalents and other	—	6	10	—	16
Total	$6	$42	$200	$8	$256

	December 31, 2023
In millions	NAV	Level 1	Level 2	Level 3	Total
US:
Equity	$—	$3	$—	$—	$3
Debt Securities	—	5	30	—	35
Cash and cash equivalents	—	17	—	—	17
International:
Equity	6	14	36	—	56
Debt Securities	—	3	126	—	129
Insurance Contracts	—	—	4	8	12
Cash and cash equivalents and other	—	6	8	—	14
Total	$6	$48	$204	$8	$266

There were no material changes to the Level 3 assets during 2024 and 2023.
Cash Flows
The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company does not expect material contributions to the international pension plans and does not expect to make a contribution to the U.S. pension plan during 2025.
Benefit payments expected to be paid to plan participants are as follows:

In millions	U.S.	International
Year ended December 31,
2025	$4	$15
2026	$4	$15
2027	$4	$16
2028	$4	$16
2029	$4	$17
2030 through 2034	$20	$86
Defined Contribution Plans
The Company participates in certain defined contribution plans. Costs of approximately $65 million were recognized during 2024 and $60 million and $55 million was recognized during 2023 and 2022, respectively. The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2024 and 2023, the plan held on behalf of its participants approximately 329,000 shares with a market value of $62 million, and approximately 355,000 shares with a market value of $45 million, respectively.

11. INCOME TAXES
The Company is responsible for filing consolidated U.S. federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities.
The components of the income before income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In millions	2024	2023	2022
Domestic	$782	$506	$372
Foreign	628	586	482
Income before income taxes	$1,410	$1,092	$854

The consolidated provision for income taxes included in the Consolidated Statements of Income consisted of the following:

	For the year ended December 31,
In millions	2024	2023	2022
Current tax expense
Federal	$106	$148	$37
State	26	29	3
Foreign	160	148	137
	292	325	177
Deferred tax expense (benefit)
Federal	26	(50)	29
State	9	1	—
Foreign	16	(9)	7
	51	(58)	36
Total provision	$343	$267	$213
A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In millions	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes	1.8	1.5	2.0
Foreign	3.1	2.0	3.8
Research and development credit	(0.7)	(0.6)	(0.8)
Non-taxable gain on acquisition	—	(0.8)	—
U.S. net operating loss carryback	(1.0)	—	—
Changes in valuation allowances	(0.4)	1.0	(2.0)
U.S. tax reform provision	0.5	0.6	0.1
Other, net	—	(0.2)	0.9
Effective rate	24.3%	24.5%	25.0%
The decrease in effective tax rate from 2023 to 2024 was primarily due to changes in valuation allowances and audit closures, partially offset by a change in the jurisdictional mix of earnings and the non-recurrence of the non-taxable gain generated on the acquisition of LKZ in 2023.
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

Components of deferred tax assets and liabilities were as follows:

	December 31,
In millions	2024	2023
Deferred income tax assets:
Accrued expenses and reserves	$38	$50
Warranty reserve	53	49
Deferred compensation/employee benefits	92	77
Right-of-use assets	74	78
Pension and postretirement obligations	13	16
Inventory	39	49
Deferred revenue	93	84
Net operating loss carry forwards	106	124
Other	50	51
Gross deferred income tax assets	558	578
Less: Valuation allowance	(52)	(58)
Total deferred income tax assets	506	520
Deferred income tax liabilities:
Property, plant & equipment	64	64
Right-of-use liabilities	71	75
Intangible assets	663	610
Total deferred income tax liabilities	798	749
Net deferred income tax liability	$292	$229

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, the valuation allowance for certain deferred tax asset carryforwards was $52 million, primarily in the United States, South Africa, China and the Netherlands. The decrease in valuation allowances in 2024 is primarily related to the sale of a business.
The Company has net operating loss carry-forwards in the amount of $373 million, of which $141 million are indefinite lived, $103 million expire within ten years and $129 million expire in various periods between December 31, 2035 to December 31, 2044.
As of December 31, 2024, the liability for income taxes associated with unrecognized tax benefits was $19 million, of which $18 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2023, the liability for income taxes associated with unrecognized tax benefits was $40 million, of which $27 million, if recognized, would favorably affect the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of the gross liability for income taxes associated with unrecognized tax benefits follows:

In millions	2024	2023	2022
Balance at beginning of year	$40	$33	$32
Unrecognized tax benefits in prior periods	3	13	1
Audit settlement during year	(22)	(5)	—
Expiration of audit statute of limitations	(2)	(1)	—
Balance at end of year	$19	$40	$33
The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2024 and 2023, the total interest and penalties accrued was approximately $13 million.
An audit of the Company’s U.S. federal income tax return for the year 2017 is ongoing and select state and non-U.S. income tax audits are also underway. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2019. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $14 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

12. EARNINGS PER SHARE
The Company’s non-vested restricted stock contains rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock excludes the income attributable to the non-vested restricted stock from the numerator, which results in approximately 0.3% of Net income attributable to Wabtec shareholders being allocated to non-vested restricted stock in all periods presented. Additionally, the dilutive impact of the assumed conversion of non-vested restricted stock is excluded from the denominator of the diluted weighted average shares outstanding. The computation of basic and diluted earnings per common share for Net income attributable to Wabtec shareholders is as follows:

	For the year ended December 31,
In millions, except per share data	2024	2023	2022
Numerator
Net income attributable to Wabtec shareholders	$1,056	$815	$633
Less: Net income allocated to non-vested restricted stock	(3)	(2)	(2)
Numerator for basic and diluted earnings per common share	$1,053	$813	$631
Denominator
Weighted average shares outstanding - basic	174.1	178.8	182.2
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans excluding non-vested restricted stock	0.3	0.4	0.4
Assumed conversion of dilutive non-vested restricted stock	0.4	0.3	0.2
Weighted average shares outstanding - diluted	174.8	179.5	182.8
Earnings per common share attributable to Wabtec shareholders
Basic	$6.05	$4.54	$3.46
Diluted	$6.04	$4.53	$3.46

13. STOCK-BASED COMPENSATION PLANS
As of December 31, 2024, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of December 31, 2024, the number of shares available for future grants under the 2011 Plan was approximately 4.4 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”). The Directors Plan, as amended, authorizes a total of 1.1 million shares of Common Stock to be issued. Under the Directors Plan, options issued become exercisable over a three-year vesting period and expire ten years from the date of grant, and restricted stock issued under the plan vests one year from the date of grant. The amount of restricted stock issued to non-employee directors as compensation for directors’ fees was as follows: 9,320 shares for 2024; 14,856 shares for 2023; and 14,269 shares for 2022. The total number of shares issued under the Directors Plan as of December 31, 2024 was approximately 1.0 million shares.
Stock-based compensation expense for all of the plans was $85 million, $59 million and $49 million for the years ended December 31, 2024, 2023 and 2022, respectively. Associated tax benefits related to the stock-based compensation plans for the years ended December 31, 2024, 2023 and 2022 were not material.
Included in the stock-based compensation expense for 2024 above is $37 million of expense related to incentive stock units, $28 million of expense related to non-vested restricted stock, $19 million related to restricted stock units, and $1 million related to units issued for Directors’ fees. At December 31, 2024, unamortized compensation expense related to those non-vested restricted shares and incentive stock units expected to vest totaled $79 million and will be recognized over a weighted period of 1.4 years.
Stock Options Stock options are granted to eligible employees and directors at fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a three year vesting period and expire 10 years from the date of grant. There were no stock options granted in the years ended December 31, 2024, 2023 and 2022. At December 31, 2024, there were 172,196 shares issuable pursuant to exercisable stock options.

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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR can increase or decrease the payment by 10% to 20% depending on the plan year. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2024, the Company estimates that it will achieve approximately 184%, 181% and 200% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three year periods ending December 31, 2024, 2025, and 2026, respectively, and has recorded incentive compensation expense accordingly. If estimates of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.
The following table summarizes the restricted stock and incentive stock units activity and related information for the years ended December 31:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	507,698	607,101	$78.06
Granted	460,841	176,657	$91.19
Vested	(234,597)	(43,039)	$75.14
Adjustment for incentive stock awards expected to vest	—	45,301	$84.55
Canceled	(44,522)	(41,176)	$76.84
Outstanding at December 31, 2022	689,420	744,844	$84.73
Granted	368,209	192,751	$104.70
Vested	(262,339)	(265,678)	$81.00
Adjustment for incentive stock awards expected to vest	—	31,011	$88.02
Canceled	(34,721)	(10,196)	$93.44
Outstanding at December 31, 2023	760,569	692,732	$93.65
Granted	310,461	193,661	$142.55
Vested	(296,463)	(298,756)	$87.23
Adjustment for incentive stock awards expected to vest	—	313,519	$118.53
Canceled	(46,531)	(24,092)	$105.98
Outstanding at December 31, 2024	728,036	877,064	$115.71

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) comprises both Net income and the Other Comprehensive (loss) income resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2024, 2023, and 2022 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2021	$(396)	$(5)	$(65)	$(466)
Other comprehensive (loss) income before reclassifications	(200)	(4)	7	(197)
Amounts reclassified from Accumulated other comprehensive loss	—	—	2	2
Other comprehensive (loss) income, net	(200)	(4)	9	(195)
Balance at December 31, 2022	$(596)	$(9)	$(56)	$(661)
Other comprehensive income (loss) before reclassifications	55	16	(2)	69
Amounts reclassified from Accumulated other comprehensive loss	—	—	2	2
Other comprehensive income, net	55	16	—	71
Balance at December 31, 2023	$(541)	$7	$(56)	$(590)
Other comprehensive (loss) income before reclassifications	(277)	10	13	(254)
Amounts reclassified from Accumulated other comprehensive loss	—	—	(2)	(2)
Other comprehensive (loss) income, net	(277)	10	11	(256)
Balance at December 31, 2024	$(818)	$17	$(45)	$(846)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense" on the Consolidated Statements of Income.

15. LEASES
The Company leases certain property, buildings and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components. Operating lease expense for the years ended December 31, 2024, 2023, and 2022 was $71 million, $64 million, and $60 million, respectively. During 2024 and 2023, new operating leases of $76 million and $37 million, respectively, were added during the year. As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. Wabtec does not have material financing leases, short-term or variable leases or sublease income.

Scheduled payments of operating lease liabilities are as follows:

In millions	Operating Leases
2025	$63
2026	56
2027	45
2028	37
2029	30
Thereafter	114
Total lease payments	345
Less: Present value discount	(37)
Present value lease liabilities	$308

The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7.9	7.8
Weighted-average discount rate	2.9%	2.4%

16. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2024	2023
Balance at beginning of year	$248	$242
Warranty expense	117	95
Warranty claim payments	(85)	(93)
Acquisitions	1	—
Foreign currency impact/other	(7)	4
Balance at end of year	$274	$248

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

The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at December 31, 2024 and 2023. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition was considered Level 3 based on the fair value valuation hierarchy. At December 31, 2023, $42 million was classified as "Other accrued liabilities" on the Company's Consolidated Balance Sheets, which approximates fair value. There was no contingent consideration outstanding at December 31, 2024.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the years ended December 31, 2024, 2023 and 2022, the amounts reclassified into income were not material.
The Company has also established balance sheet risk management and net investment hedging programs to protect its balance sheet against foreign currency exchange rate volatility. We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including euro, Indian rupee, British pound sterling, Australian dollars, Brazilian real, Kazakhstani tenge, and several other foreign currencies. Changes in these foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We hedge these exposures using foreign currency swap contracts and cross-currency swaps to offset the potential income statement effects on intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign currency exchange rate risk entirely.
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark-to-market basis through earnings, with gains and losses recorded as a component of Other income, net. The net gains and losses related to these contracts were not material for the years ended December 31, 2024, 2023 and 2022. These contracts typically mature within one year.
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. During the first quarter of 2024, the Company utilized all outstanding interest rate hedge contracts to help manage interest expense for the 2034 Notes issued in the first quarter of 2024. In the third quarter of 2024, the Company entered into new interest rate hedge contracts to manage interest rate risk for a portion of future expected debt transactions. For the years ended December 31, 2024, 2023 and 2022, the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the years ended December 31, 2024, 2023 and 2022, the amounts reclassified into income were not material.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of December 31, 2024, which are included in Other current assets and liabilities on the Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$5	$1	$387	$153
Other current liabilities	2	(4)	(1)	182	44
Interest Rate Contracts
Other current assets	2	2	—	40	—
Total		$3	$—	$609	$197
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
During the third quarter of 2023, a competitor of the Company, Progress Rail (“Progress”), which is a Caterpillar Inc. company, sued the Company in the U.S. District Court for the District of Delaware asserting antitrust, breach of contract, unfair competition law, and misrepresentation claims. The complaint challenges the Wabtec-GE Transportation merger and contends that since the merger, Wabtec has unlawfully monopolized the markets for long-haul freight locomotives, Tier IV long-haul freight locomotives, and energy management systems by, among other things, failing to ensure that Progress’ products are interoperable with Wabtec’s locomotives and cab electronics. Progress seeks an order requiring Wabtec to divest GE Transportation, unspecified treble damages for its alleged lost profits from reduced sales of locomotive and cab systems, and attorneys’ fees and costs. It also asks the court to enjoin Wabtec from engaging in the conduct and require the Company to comply with its agreements with Progress. Wabtec intends to vigorously defend itself against this lawsuit and believes that it has meritorious defenses to the claims asserted by Progress. The case is still at an early stage; Wabtec filed a motion to dismiss, briefing on this motion was completed in early 2024. The Court has not yet issued a decision on Wabtec’s motion.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail has successfully completed a remediation plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $37 million through July 31, 2017 and were continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. DTC has not updated its claim notices against Xorail, nor have they filed any formal claim against Xorail. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. DTC's claim against RTD proceeded to trial on September 21, 2020. On February 10, 2023, the court issued a decision in favor of RTD, denying DTC's damages claim. DTC filed an appeal to the Colorado Court of Appeals; on May 13, 2024, the Court of Appeals upheld the trial Court’s decision in favor of RTD; DTC filed a Writ of Certiorari with the Colorado Supreme Court seeking another appeal; the Writ was denied on February 4, 2025. DTC has informally indicated that they intend to send an updated claim notice to Xorail.
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
Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses. It also refurbishes subway cars and provides heating, ventilation, and air conditioning equipment and doors for buses and subway cars. Customers include public transit authorities and municipalities, leasing companies, manufacturers of passenger transit vehicles and buses, and companies in the electrical generation, distribution, and charging industries.
Wabtec’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer, Rafael Santana. Mr. Santana utilizes Income (loss) from operations as the primary reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. For both of the Company’s segments, the CODM uses segment Income (loss) from operations to make operational and personnel related decisions across the business. The CODM considers actual, budgeted and forecasted Income (loss) from operations on a monthly basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. Additionally, Gross margin is used by the CODM as a secondary measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. For both of the Company’s segments, the CODM uses segment Gross margin to make commercial and operational related decisions across the business.
Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Corporate activities include general corporate expenses, elimination of certain intersegment transactions, interest income and expense and other unallocated charges. Segment assets for the Freight and Transit Segment include assets directly utilized for segment operations, as well as the related goodwill and intangible assets. Corporate segment assets include cash, cash equivalents, and restricted cash, equity method investment assets, certain tax assets, receivables held by our bankruptcy-remote facility, pension assets, corporate headquarters' assets and other asset balances that are managed outside of operating segments. During 2024, management changed the presentation of segment assets below to show intercompany balances eliminated. As such, segment assets for 2023 have been updated to conform to the current period presentation.
Cost of sales for both segments represents costs directly related to manufacturing products and providing services. Primary costs include raw materials, direct labor, overhead, shipping and handling, warehousing, and the depreciation of manufacturing, warehousing and distribution facilities. Selling, general and administrative expenses for both segments represent costs incurred in managing the business, including salary, benefits, professional fees and operating costs associated with each segment’s non-manufacturing activities. The amounts of depreciation and amortization disclosed by reportable segment are included within their respective segment expense captions, such as Cost of sales, Selling, general & administrative expenses and Amortization expense.
During 2024, Company management determined that certain parts of the business would be better aligned with management oversight in different product lines. These changes were immaterial to the individual product lines and segments affected, and historical amounts have been reclassified to conform to the current period presentation.

Segment financial information for 2024 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$7,468	$2,919	$—	$10,387
Cost of sales	(4,945)	(2,076)	—	(7,021)
Gross profit	$2,523	$843	$—	$3,366
Gross margin	33.8%	28.9%
Selling, general & administrative expenses	$(664)	$(433)	$(151)	$(1,248)
Engineering expenses	(164)	(42)	—	(206)
Amortization expense	(273)	(30)	—	(303)
Income (loss) from operations	1,422	338	(151)	1,609
Interest expense and other, net	—	—	(199)	(199)
Income (loss) before income taxes	$1,422	$338	$(350)	$1,410
Intersegment sales/(elimination)	$48	$59	$(107)	$—
Depreciation and amortization	$413	$73	$17	$503
Capital expenditures	$140	$62	$5	$207
Segment assets	$13,176	$3,861	$1,665	$18,702

Segment financial information for 2023 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$6,923	$2,754	$—	$9,677
Cost of sales	(4,742)	(1,991)	—	(6,733)
Gross profit	$2,181	$763	$—	$2,944
Gross margin	31.5%	27.7%
Selling, general & administrative expenses	$(637)	$(408)	$(94)	$(1,139)
Engineering expenses	(180)	(38)	—	(218)
Amortization expense	(299)	(22)	—	(321)
Income (loss) from operations	1,065	295	(94)	1,266
Interest expense and other, net	—	—	(174)	(174)
Income (loss) before income taxes	$1,065	$295	$(268)	$1,092
Intersegment sales/(elimination)	$58	$42	$(100)	$—
Depreciation and amortization	$442	$72	$17	$531
Capital expenditures	$119	$58	$9	$186
Segment assets	$13,417	$3,944	$1,627	$18,988

Segment financial information for 2022 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,979	$2,383	$—	$8,362
Cost of sales	(4,090)	(1,732)	—	(5,822)
Gross profit	$1,889	$651	$—	$2,540
Gross margin	31.6%	27.3%
Selling, general & administrative expenses	$(580)	$(365)	$(84)	$(1,029)
Engineering expenses	(177)	(32)	—	(209)
Amortization expense	(272)	(19)	—	(291)
Income (loss) from operations	860	235	(84)	1,011
Interest expense and other, net	—	—	(157)	(157)
Income (loss) before income taxes	$860	$235	$(241)	$854
Intersegment sales/(elimination)	$48	$32	$(80)	$—
Depreciation and amortization	$398	$61	$20	$479
Capital expenditures	$86	$55	$8	$149

The following geographic area data as of and for the years ended December 31, 2024, 2023 and 2022, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In millions	2024	2023	2022	2024	2023
United States	$4,924	$4,553	$3,734	$927	$948
Canada	616	531	454	7	7
Mexico	275	347	287	34	23
North America	5,815	5,431	4,475	968	978

South America	445	346	336	40	47

Germany	371	347	339	54	54
France	369	346	273	59	58
United Kingdom	296	248	213	33	44
Italy	166	183	163	38	37
Other Europe	612	520	458	58	60
Europe	1,814	1,644	1,446	242	253

India	579	593	531	119	122
Kazakhstan / CIS	559	457	399	34	39
Australia / New Zealand	481	451	465	16	15
China	242	286	244	25	28

Other Asia / Middle East	258	240	183	—	—

Egypt	28	120	164	—	—
Other Africa	166	109	119	3	3

Total	$10,387	$9,677	$8,362	$1,447	$1,485
Net sales to external customers by product line are as follows:

In millions	2024	2023	2022
Freight Segment:
Services	$3,381	$3,262	$2,819
Equipment	2,108	1,794	1,547
Components	1,193	1,094	884
Digital Intelligence	786	773	729
Total Freight Segment sales	$7,468	$6,923	$5,979

Transit Segment:
Original Equipment Manufacturer	$1,308	$1,264	$1,117
Aftermarket	1,611	1,490	1,266
Total Transit Segment sales	$2,919	$2,754	$2,383

20. OTHER INCOME, NET
The components of Other income, net are as follows:

	For the year ended December 31,
In millions	2024	2023	2022
Foreign currency (loss) gain	$(19)	$(20)	$6
Equity income	8	25	17
Expected return on pension assets/amortization	11	7	7
Other miscellaneous income (expense)	2	32	(1)
Total Other income, net	$2	$44	$29
As a result of the change in ownership interest and obtaining control of LKZ, Wabtec's previously held equity interest balance was remeasured to fair value, resulting in a gain of approximately $35 million recorded to Other income, net and is included in Other miscellaneous income (expense) in 2023. See Note 3 for additional information.

21. RESTRUCTURING
During the first quarter of 2022, Wabtec announced a multi-year strategic initiative (“Integration 2.0”) to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. Through this initiative, Management has evaluated additional capital investments to further simplify and streamline the business. The Company now anticipates that it will incur one-time charges related to Integration 2.0 up to approximately $170 million.
A summary of restructuring charges related to the Integration 2.0 initiative is as follows:

	For the year ended December 31,
In millions	2024	2023	2022
Freight Segment:
Cost of goods sold	$7	$4	$13
Selling, general and administrative expenses	—	5	1
Other income, net	(4)	—	$—
Total Freight Segment	$3	$9	$14

Transit Segment:
Cost of goods sold	$13	$25	$26
Selling, general and administrative expenses	10	13	6
Amortization expense	2	2	—
Total Transit Segment	$25	$40	$32
Total Integration 2.0 restructuring charges	$28	$49	$46
Total charges related to Integration 2.0 to date are approximately $146 million which includes amounts recorded in the fourth quarter 2021 for similar actions in Europe. Cash payments made during 2024 were approximately $48 million, primarily for employee related costs. Cash payments made during 2023 were approximately $39 million.
In addition to Integration 2.0, Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec now expects to incur approximately $70 million in net exit charges related to Portfolio Optimization, which will be predominately non-cash asset write downs. Total charges related to Portfolio Optimization to date are approximately $56 million, which includes approximately $28 million charged in 2024 and in 2023. During 2024, approximately $18 million is related to the Freight Segment and approximately $10 million is related to the Transit Segment. Charges are primarily related to asset write downs.

22. SUBSEQUENT EVENTS
On January 14, 2025, Wabtec announced a definitive agreement to acquire Evident’s Inspection Technologies division (Inspection Technologies), formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets, for $1.78 billion. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Upon acquisition, Inspection Technologies will be reported within the Digital Intelligence product line of the Freight Segment. The Company anticipates financing the acquisition with a combination of cash on hand, utilization of the Revolving Credit Facility and an additional term loan. The transaction is subject to customary closing conditions and regulatory approvals, with the Company expecting to finalize the acquisition of Inspection Technologies by the end of the first half of 2025.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our independent registered public accountants.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2024. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part II, Item 8 of this report.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in Part II, Item 8 of this report on page 42 and is incorporated by reference herein.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Ernst & Young LLP's attestation report on internal control over financial reporting is included on Part II, Item 8 of this report on page 45 and is incorporated by reference herein.

Item 9B.	OTHER INFORMATION
On November 26, 2024, Rafael Santana, Wabtec’s President and Chief Executive Officer, entered into a stock trading plan (the “Plan”) designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Under the terms of the plan, shares may be sold from February 26, 2025 to August 21, 2025. Two types of shares are being sold: (i) up to 10,640 shares jointly owned by Mr. Santana and his spouse, and (ii) shares issued to Mr. Santana with respect to the three year performance units granted to him on February 28, 2022 that will vest on March 31, 2025. A performance unit is equal to a share of Wabtec common stock and the number of performance units granted to Mr. Santana on February 28, 2022 was 53,012. The maximum number of shares that may be issued to Mr. Santana with respect to these performance units is 200%, net of shares traded or withheld for tax or other reasons. Under the Plan, 100% of the performance unit shares issued to Mr. Santana are to be sold.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Items 10 through 14.
In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2025, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024. Information relating to the executive officers of the Company is set forth in Part I.
Wabtec has adopted a Code of Business Conduct and Ethics which is applicable to all of our employees, including our executive officers. This Code of Business Conduct and Ethics is posted on our website at www.wabteccorp.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.
We have also adopted an insider trading policy and procedures applicable to directors, officers, employees, and other covered persons, and have implemented processes applicable to us, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards of The New York Stock Exchange. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.
This table provides aggregate information as of December 31, 2024 concerning equity awards under Wabtec’s compensation plans and arrangements.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	900,000	$77.79	4,400,000
Equity compensation plans not approved by shareholders	—	—	—
Total	900,000	$77.79	4,400,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements filed as part of this report are included in Part II Item 8 of this report. Financial statement schedules and exhibits listed below are filed as part of this annual report:

		Page
(1)	Financial Statements and Reports on Internal Control
	Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	42
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42, Pittsburgh, Pennsylvania)	43
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	45
	Consolidated Balance Sheets as of December 31, 2024 and 2023	47
	Consolidated Statements of Income for the three years ended December 31, 2024, 2023 and 2022	48
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, 2023 and 2022	49
	Consolidated Statements of Cash Flows for the three years ended December 31, 2024, 2023 and 2022	50
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2024, 2023 and 2022	51
	Notes to Consolidated Financial Statements	52
(2)	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	90
		Filing Method
	Exhibits
2.1	Shareholder's Agreement among Financiere Faiveley S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	13
2.2	Amendment No. 1 to Shareholder's Agreement among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, and Wabtec Corporation dated as of dated as of October 24, 2016	14
2.3	Employee Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc.	21
2.4**	Tax Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc.	21
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and Restated By-Laws of the Company, effective February 10, 2023	8
3.4	Certificate of Amendment to Restated Certificate of Incorporation dated November 19, 2018	22
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of Westinghouse Air Brake Technologies Corporation, dated February 22, 2019	21
4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	[Reserved]
4.4	Second Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.5	Third Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.6	Form of 3.450% Senior Note due 2026 (included in Exhibit 4.5)	15
4.7	Fourth Supplemental Indenture, dated February 9, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	16

4.8	Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	17
4.9	Sixth Supplemental Indenture, dated June 21, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	18
4.10	Seventh Supplemental Indenture, dated June 8, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.11	Eighth Supplemental Indenture, dated June 29, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.12	Ninth Supplemental Indenture, dated September 14, 2018, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	20
4.13	[Reserved]
4.14	Form of 4.700% Senior Note due 2028 (included in Exhibit 4.12)	20
4.15	Tenth Supplemental Indenture, dated June 6, 2019, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	23
4.16	Eleventh Supplement Indenture, dated June 29, 2020, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	25
4.17	Form of 3.200% Senior Note due 2025 (included in Exhibit 4.16)	25
4.18	Description of Wabtec Common Stock registered pursuant to Section 12 of the Securities Act of 1934	1
4.19	Base Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.20	First Supplemental Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.21	Form of 1.250% Notes due 2027 (included in Exhibit 4.20 hereof).	27
4.22	Twelfth Supplemental Indenture, dated March 11, 2024, by and among the Company, the subsidiary guarantors party thereto, Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) and U.S. Bank Trust Company, National Association, as trustee for the Notes.	35
4.23	Form of 5.611% Senior Note due 2034 (included in Exhibit 4.22).	35
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2
10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended * *	33
10.6	Employment Agreement with Albert J. Neupaver, dated December 16, 2005 *	3
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan as amended and restated, as of March 31, 2022*	5
10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6
10.10	Form of Employment Continuation Agreement entered into by the Company with Nicole Theophilus, Michael E. Fetsko, and John A Mastalerz Jr.*	7
10.11	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10

10.12	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	10
10.13	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.14	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended and restated*	10
10.15	Amendment and Restatement Agreement, dated as of August 15, 2022, among Westinghouse Air Brake Technologies Corporation, Wabtec Transportation Netherlands BV, the other loan parties hereto, the lenders party thereto, the issuing banks thereto, the swingline lender and PNC Bank, National Association as administrative agent (including the Amended and Restated Credit Agreement, as Annex I thereto).	28
10.16	Letter of Offer of Employment with Nicole Theophilus, dated July 9, 2024*	1
10.17	Term Credit Agreement, dated as of March 14, 2024, among Westinghouse Air Brake Technologies Corporation, lenders party thereto and PNC Bank, National Association as administrative agent.	35
10.18	Form of Severance and Employment Continuation Agreement entered into by the Company with John Olin, David DeNinno, Pascal Schweitzer, Eric Gebhardt, and Nicole Theophilus*	26
10.19	Westinghouse Air Brake Technologies Corporation Deferred Compensation Plan for Executives, dated October 21, 2021	30
10.20	Separation Agreement between Stephane Rambaud-Measson and Westinghouse Air Brake Technologies Corporation, dated as of February 13, 2019	24
10.21	Transition Agreement between Raymond T. Betler and Westinghouse Air Brake Technologies Corporation, dated as of April 24, 2019	24
10.22	Severance and Employment Continuation Agreement of Rafael Santana dated as of December 5, 2022*	26
10.23	Transition Agreement of Scott Wahlstrom dated as of November 25, 2020	32
10.24	[Reserved]
10.25	Transition Agreement of Patrick A. Dugan, dated as of September 9, 2021	31
19.1	Wabtec Corporation Insider Trading Policy dated February 8, 2024	1
21.0	List of subsidiaries of the Company	1
22.0	List of Subsidiary Guarantors	1
23.1	Consent of Ernst & Young LLP	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
97.1	Wabtec Corporation Clawback Policy effective October 2, 2023	34
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1
104	XBRL Cover Page Interactive Data (embedded within the Inline XBRL document)	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 033-90866).

3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on March 31, 2017.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) filed on April 6, 2022.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 14, 2023.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 9, 2019.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated August 8, 2013.

13	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated October 6,2015.

14	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated October 26, 2016.

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated November 3, 2016.

16	Filed as an exhibit to the Company's Current Report on Form 10-K (File No. 033-90866), dated February 28, 2017.

17	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended March 31, 2017.

18	Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 0333-219354).

19	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended June 30, 2018.

20	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 14, 2018.

21	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 25, 2019.

22	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 27, 2019.

23	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866), dated August 1, 2019.

24	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), dated May 9, 2019.

25	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated June 29, 2020.

26	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated December 7, 2022.

27	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated June 2, 2021

28	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), dated November 1, 2022.

29	[Reserved]

30	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated October 21, 2021

31	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended September 30, 2021.

32	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 19, 2021.

33	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 033-90866), dated March 2, 2012.

34	Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 033-90866), dated February 14, 2024.

35	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), dated April 24, 2024.

*	Management contract or compensatory plan.
**	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wabtec hereby undertakes to furnish supplementally, copies of any of the omitted schedules upon request by the SEC.

SCHEDULE II
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31

In millions	Balance at beginning of period	Charged to expense	Charged/ (credited) to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2024
Allowance for doubtful accounts	$31	$11	$—	$(6)	$36
Valuation allowance-taxes	$58	$—	$—	$(6)	$52
2023
Allowance for doubtful accounts	$28	$8	$—	$(5)	$31
Valuation allowance-taxes	$46	$12	$—	$—	$58
2022
Allowance for doubtful accounts	$32	$4	$(1)	$(7)	$28
Valuation allowance-taxes	$64	$—	$—	$(18)	$46

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date:	February 12, 2025	By:	/S/ RAFAEL SANTANA
Rafael Santana,
President and Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 12, 2025
Albert J. Neupaver, Chairman of the Board

By	/S/ RAFAEL SANTANA	February 12, 2025
Rafael Santana, President and Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ JOHN A. OLIN	February 12, 2025
John A. Olin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/S/ JOHN A. MASTALERZ	February 12, 2025
John A. Mastalerz, Senior Vice President and Principal Accounting Officer

By	/S/ LINDA A. HARTY	February 12, 2025
Linda A. Harty, Lead Director

By	/S/ BEVERLEY BABCOCK	February 12, 2025
Beverley Babcock, Director

By	/S/ LEE BANKS	February 12, 2025
Lee Banks, Director

By	/S/ BYRON FOSTER	February 12, 2025
Byron Foster, Director

By	/S/ BRIAN P. HEHIR	February 12, 2025
Brian P. Hehir, Director

By	/S/ WILLIAM E. KASSLING	February 12, 2025
William E. Kassling, Director

By	/S/ ANN R. KLEE	February 12, 2025
Ann R. Klee, Director

By	/S/ JUAN PEREZ	February 12, 2025
Juan Perez, Director