Form 10-Q
period 2025-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2025-04-23
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 18, 2025, there were 171,126,330 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2025
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	March 31, 2025	December 31, 2024
Assets
Assets
Cash, cash equivalents and restricted cash	$698	$715
Accounts receivable	1,392	1,152
Unbilled accounts receivable	540	550
Inventories, net	2,378	2,314
Other current assets	247	212
Total current assets	5,255	4,943
Property, plant and equipment, net	1,462	1,447
Goodwill	8,787	8,710
Other intangible assets, net	2,892	2,934
Other noncurrent assets	700	668
Total noncurrent assets	13,841	13,759
Total Assets	$19,096	$18,702
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,324	$1,300
Customer deposits	796	693
Accrued compensation	419	425
Accrued warranty	249	248
Current portion of long-term debt	504	500
Other accrued liabilities	635	626
Total current liabilities	3,927	3,792
Long-term debt	3,503	3,480
Accrued postretirement and pension benefits	60	58
Deferred income taxes	390	376
Other long-term liabilities	802	863
Total Liabilities	8,682	8,569
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized; 171.9 shares issued and 171.1 outstanding at March 31, 2025; 226.9 shares issued and 171.3 outstanding at December 31, 2024	1	2
Additional paid-in capital	8,009	8,023
Treasury stock, at cost, 0.8 and 55.6 shares, at March 31, 2025 and December 31, 2024, respectively	(69)	(3,273)
Retained earnings	3,160	6,185
Accumulated other comprehensive loss	(733)	(846)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,368	10,091
Noncontrolling interest	46	42
Total Equity	10,414	10,133
Total Liabilities and Equity	$19,096	$18,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In millions, except per share data	2025	2024

Net sales:
Sales of goods	$2,157	$2,007
Sales of services	453	490
Total net sales	2,610	2,497
Cost of sales:
Cost of goods	(1,450)	(1,411)
Cost of services	(260)	(271)
Total cost of sales	(1,710)	(1,682)
Gross profit	900	815
Operating expenses:
Selling, general and administrative expenses	(307)	(281)
Engineering expenses	(46)	(48)
Amortization expense	(73)	(74)
Total operating expenses	(426)	(403)
Income from operations	474	412
Other income and expenses:
Interest expense, net	(46)	(47)
Other expense, net	(2)	(2)
Income before income taxes	426	363
Income tax expense	(99)	(86)
Net income	327	277
Less: Net income attributable to noncontrolling interest	(5)	(5)
Net income attributable to Wabtec shareholders	$322	$272

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.88	$1.54
Diluted
Net income attributable to Wabtec shareholders	$1.88	$1.53

Weighted average shares outstanding
Basic	170.5	176.5
Diluted	171.3	177.2

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In millions	2025	2024
Net income attributable to Wabtec shareholders	$322	$272
Foreign currency translation gain (loss)	116	(88)
Unrealized (loss) gain on derivative contracts	(3)	13
Change in unrealized (loss) gain on pension and post-retirement benefit plans	(1)	1
Other comprehensive income (loss) before tax	112	(74)
Income tax benefit (expense) related to components of other comprehensive income	1	(3)
Other comprehensive income (loss), net of tax	113	(77)
Comprehensive income attributable to Wabtec shareholders	$435	$195

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In millions	2025	2024

Operating Activities
Net income	$327	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	123
Stock-based compensation expense	17	12
Below market intangible amortization	(10)	(11)
Net loss on disposal of property, plant and equipment	—	2
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(226)	121
Inventories	(29)	(85)
Accounts payable	13	45
Accrued income taxes	44	46
Current and noncurrent customer deposits	31	(145)
Other accrued liabilities	(13)	8
Other operating activities	(83)	(59)
Net cash provided by operating activities	191	334
Investing Activities
Purchase of property, plant and equipment	(44)	(31)
Proceeds from disposal of property, plant and equipment	—	12
Net cash used for investing activities	(44)	(19)
Financing Activities
Proceeds from debt, net of issuance costs	196	967
Payments of debt	(192)	(1,025)
Repurchase of stock	(98)	(175)
Cash dividends	(43)	(36)
Payment of income tax withholding on share-based compensation	(34)	(23)
Other financing activities	(1)	3
Net cash used for financing activities	(172)	(289)
Effect of changes in currency exchange rates	8	(7)
(Decrease) increase in cash	(17)	19
Cash, cash equivalents and restricted cash, beginning of period	715	620
Cash, cash equivalents and restricted cash, end of period	$698	$639

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2024	226.9	$2	$8,023	(55.6)	$(3,273)	$6,185	$(846)	$42	$10,133
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(43)	—	—	(43)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(31)	0.3	(3)	—	—	—	(34)
Stock based compensation	—	—	17	—	—	—	—	—	17
Net income	—	—	—	—	—	322	—	5	327
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	113
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Stock repurchase	—	—	—	(0.5)	(98)	—	—	—	(98)
Treasury stock retirement	(55.0)	(1)	—	55.0	3,305	(3,304)	—	—	—
Balance, March 31, 2025	171.9	$1	$8,009	(0.8)	$(69)	$3,160	$(733)	$46	$10,414

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(36)	—	—	(36)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(22)	0.3	2	—	—	—	(20)
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	272	—	5	277
Other comprehensive loss, net of tax	—	—	—	—	—	—	(77)	—	(77)
Stock repurchase	—	—	—	(1.3)	(176)	—	—	—	(176)
Balance, March 31, 2024	226.9	$2	$7,967	(50.1)	$(2,345)	$5,505	$(667)	$42	$10,504
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2025, approximately 51% of the Company’s Net sales came from customers outside the United States.
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
Results for these interim periods are not necessarily indicative of results to be expected for the full year, particularly in light of ongoing volatility in the macroeconomic environment caused by supply chain disruptions, labor availability, broad-based inflation, tariffs and trade negotiations, and the impacts from regional conflicts. These factors continue to impact our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. We are unable to reasonably predict the full impact of these factors due to the high degree of uncertainty regarding their duration and severity, their potential impact on global economic activity, and the impact that current and new sanctions and tariffs may have on our business, global supply chain operations and our customers, suppliers, and end-markets.
The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30, and December 31.
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 information included herein has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of March 31, 2025, the Company's remaining performance obligations were approximately $22.3 billion. The Company expects to recognize revenue of approximately 37% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program Effective January 1, 2025, the Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables for up to $350 million. The Company and certain of its subsidiaries (the "Originators") contribute receivables to our bankruptcy-remote subsidiary, which can then be collateralized on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are classified as Financing activities on our Condensed Consolidated Statement of Cash Flows, with any outstanding collateralized balance at period end classified as debt on our Condensed Consolidated Balance Sheets. Prior to January 1, 2025, the Company utilized its Revolving Receivables Program to sell up to $350 million of certain receivables from the Originators. Receivables were sold to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. Proceeds and remittances of receivables sold under the program prior to January 1, 2025, are classified as Operating activities on our Condensed Consolidated Statement of Cash Flows.
The bankruptcy remote subsidiary is a separate legal entity with its own creditors, and its assets are not available to pay creditors of the Company or any other affiliates of the Company. The receivables transferred to the program are fully guaranteed by our bankruptcy-remote subsidiary, which holds additional receivables that are pledged as collateral under this facility. The Company has agreed to guarantee the performance of the Originators' respective obligations under the revolving agreement. Neither the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
At March 31, 2025 and December 31, 2024, the bankruptcy-remote subsidiary held receivables of $735 million and $693 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold and outstanding borrowings. There were no outstanding receivables sold or outstanding borrowings at March 31, 2025 or December 31, 2024. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to losses related to these receivables transferred to the program is limited to the amount outstanding.
The following table sets forth a summary of receivables used as collateral for requested borrowings and the resulting impact of net cash proceeds included in cash from financing activities. There were no receivables sold under the program during the three months ended March 31, 2025.

In millions	Three Months Ended March 31, 2025
Gross receivables collateralized/cash borrowings received	$175
Customer collections remitted to financial institution	(175)
Net cash proceeds received included in cash from financing activities	$—

The following table sets forth a summary of receivables sold and the resulting impact of net cash proceeds included in cash from operating activities during the three months ended March 31, 2024:

In millions	Three Months Ended March 31, 2024
Gross receivables sold/cash proceeds received	$519
Customer collections remitted to financial institution	(309)
Net cash proceeds received included in cash from operating activities	$210
Restricted Cash At March 31, 2025 and December 31, 2024, the Company classified cash of $9 million as restricted for cash held in escrow related to acquisitions.
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
Accounting Standards Recently Issued In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require entities to disclose disaggregated information about certain costs and expenses in commonly presented income statement expense captions. The amendments will require increased interim and annual footnote disclosures either prospectively or retrospectively for reporting periods presented in interim and annual company filings. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of income statement expenses and will be effective for Wabtec's annual reporting periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. The Company is assessing the extent of the impact of the amendments on its future filings.
Accounting Standards Recently Adopted In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose on an annual basis specific categories within the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require enhanced disaggregation of disclosures about income taxes paid and income tax expense, among other changes. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of income taxes and are effective for Wabtec's annual reporting periods beginning January 1, 2025. The amendments require increased annual disclosures on current and comparable reporting periods presented in annual company filings. The resulting new annual disclosure requirements will be reflected in our 2025 report on Form 10-K.
Accumulated Other Comprehensive Loss Comprehensive income (loss) comprises both Net income and Other comprehensive income (loss) resulting from the change in equity from transactions and other events and circumstances from non-owner sources.

The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended March 31, 2025 and 2024 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Balance at beginning of year	$(818)	$(541)	$17	$7	$(45)	$(56)	$(846)	$(590)
Other comprehensive income (loss), net of tax	116	(88)	(2)	10	(1)	1	113	(77)
Balance at March 31	$(702)	$(629)	$15	$17	$(46)	$(55)	$(733)	$(667)
Amounts reclassified from Accumulated other comprehensive loss are recognized in "Other expense, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income.
Treasury Stock During the first quarter of 2025, we retired 55 million shares of treasury stock. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess over par as a deduction from retained earnings.
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 30 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $300 million and $311 million of the Company's outstanding Accounts payable as of March 31, 2025 and December 31, 2024, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

3. ACQUISITIONS
On January 14, 2025, Wabtec announced a definitive agreement to acquire Evident’s Inspection Technologies division (Inspection Technologies), formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets, for approximately $1.78 billion. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Upon acquisition, Inspection Technologies will be reported within the Digital Intelligence product line of the Freight Segment. The Company anticipates financing the acquisition with a combination of cash on hand, utilization of the Revolving Credit Facility and an additional term loan. The transaction is subject to customary closing conditions and regulatory approvals.
On March 18, 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock, for approximately $960 million. Upon acquisition, Dellner Couplers will be reported within the Transit Segment. The transaction is subject to customary closing conditions and regulatory approvals.
During 2024, the Company made four strategic acquisitions for a combined purchase price of approximately $168 million, net of cash acquired. Two of the acquisitions are reported in the Transit Segment, one is reported in the Digital Intelligence product line of the Freight Segment and one is reported in the Components product line of the Freight Segment. Each of the acquisitions in 2024 were individually and collectively immaterial.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	March 31, 2025	December 31, 2024
Raw materials	$1,044	$977
Work-in-progress	668	587
Finished goods	666	750
Total inventories	$2,378	$2,314

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2024	$7,248	$1,462	$8,710
Foreign currency impact	16	61	77
Balance at March 31, 2025	$7,264	$1,523	$8,787
As of March 31, 2025 and December 31, 2024, the Company’s trade names had a net carrying amount of $610 million and $595 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company had assigned a useful life of 5 years and became fully amortized in the first quarter of 2024.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	March 31, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,309	$(546)	$763	$1,415	$(629)	$786
Customer relationships	1,347	(505)	842	1,329	(480)	849
Acquired technology	1,316	(639)	677	1,318	(614)	704
Total	$3,972	$(1,690)	$2,282	$4,062	$(1,723)	$2,339
At March 31, 2025 the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 9 years, 14 years and 6 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $73 million and $74 million for the three months ended March 31, 2025 and 2024, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2025	$203
2026	$271
2027	$267
2028	$266
2029	$266

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $197 million at March 31, 2025 and $170 million at December 31, 2024. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $339 million at March 31, 2025 and $389 million at December 31, 2024. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $80 million and $91 million at March 31, 2025 and December 31, 2024, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2025 and 2024 is as follows:

	Contract Assets
In millions	2025	2024
Balance at beginning of year	$720	$678
Recognized in current year	194	175
Reclassified to accounts receivable	(184)	(146)
Foreign currency impact	7	—
Balance at March 31	$737	$707

	Contract Liabilities
In millions	2025	2024
Balance at beginning of year	$1,173	$1,082
Recognized in current year	459	242
Amounts in beginning balance reclassified to revenue	(235)	(279)
Current year amounts reclassified to revenue	(195)	(114)
Foreign currency impact	12	(9)
Balance at March 31	$1,214	$922

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
Operating lease expense was $16 million for each of the three months ended March 31, 2025 and 2024, respectively. New operating leases of $8 million and $14 million were added during the three months ended March 31, 2025 and 2024, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2025	$47
2026	57
2027	47
2028	38
2029	32
Thereafter	120
Total lease payments	341
Less: Present value discount	(37)
Present value of lease liabilities	$304
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	7.8	7.9
Weighted-average discount rate	3.0%	2.9%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	March 31, 2025		December 31, 2024
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
2024 Credit Agreement:
Term Loan	5.8%	$225	$224	$225	$224	$225
2022 Credit Agreement:
Revolving Credit Facility	5.7%	N/A	—	—	—	—
Delayed Draw Term Loan	5.7%	$250	250	250	250	250
Senior Notes:
3.20% Senior Notes, due 2025	3.4%	$500	500	498	500	496
3.45% Senior Notes, due 2026	3.5%	$750	750	737	750	732
1.25% Senior Notes (EUR), due 2027	1.5%	€500	537	521	514	495
4.70% Senior Notes, due 2028	4.8%	$1,250	1,246	1,253	1,246	1,239
5.611% Senior Notes, due 2034	5.7%	$500	496	513	496	507
Other Borrowings			4	5	—	—
Total			4,007	4,002	3,980	3,944
Less: current portion			(504)	(503)	(500)	(496)
Long-term portion			$3,503	$3,499	$3,480	$3,448
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of March 31, 2025 and December 31, 2024, the Company had total combined unamortized discount and debt issuance costs of $14 million and $15 million, respectively.
Credit Agreements
2024 Credit Agreement
On March 14, 2024, the Company entered into a new stand-alone credit agreement (the "2024 Credit Agreement") for a term loan of $225 million. Borrowings under the 2024 Credit Agreement bear interest at a base rate plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s Leverage Ratio or (ii) the Company’s public rating. At March 31, 2025, the interest rate was 5.7%. The frequency of interest payments varies based upon the Interest Election Request. The term loan issued under the 2024 Credit Agreement will mature on March 14, 2029. The obligations of the Company under the 2024 Credit Agreement are unsecured and have been guaranteed by certain of the Company’s subsidiaries. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
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
The Revolving Credit Facility matures on August 15, 2027. The Delayed Draw Term Loan was fully drawn during the third quarter of 2023, and the proceeds were utilized to redeem the 4.375% Senior Notes, due 2023. Borrowings under the Delayed Draw Term Loan will mature on August 15, 2027. Amounts borrowed and repaid under the Delayed Draw Term Loan may not be reborrowed. The applicable interest rate for borrowings under the 2022 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public rating. At March 31, 2025, the interest rate on the Delayed Draw Term Loan was 5.7% and the interest rate on the undrawn Revolving Credit Facility was 5.7%. Obligations under the 2022 Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The following table presents availability under the 2022 Credit Agreement at March 31, 2025:

In millions	Revolving Credit Facility	Delayed Draw Term Loan	Total
Maximum Availability	$1,500	$250	$1,750
Outstanding Borrowings	—	(250)	(250)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$1,500	$—	$1,500
The Company was in compliance with all financial covenants in the 2022 Credit Agreement and the 2024 Credit Agreement as of March 31, 2025.
Intra-Quarter Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs within a quarter.
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 3.20% Senior Notes due 2025 (the "2025 Notes"), 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes"), 4.70% Senior Notes due 2028 (the "2028 Notes"), and 5.611% Senior Notes due 2034 (the "2034 Notes"). The 2025 Notes, 2026 Notes, 2028 Notes, and 2034 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes.” Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed at any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes and the Company's guarantee of the Euro Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt, and are senior to all existing and future subordinated indebtedness of the Company.
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
Proceeds from the 2034 Notes, combined with the proceeds from the term loan under the 2024 Credit Agreement and cash on hand, were utilized to repay the outstanding amount of our 4.15% Senior Notes due 2024 (the "2024 Notes") at maturity.
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

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of March 31, 2025, the number of shares available for future grants under the 2011 Plan was approximately 3.9 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $20 million and $17 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest was approximately $130 million.
Stock Options Stock options can be granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Options become exercisable over a three-year vesting period and expire 10 years from the date of grant. There were no stock options granted in the periods presented. At March 31, 2025, there were 170,213 shares issuable pursuant to exercisable stock options.

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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR modifier can increase or decrease the payment by 10% or 20% depending on plan year. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three-year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2025, the Company estimates that it will achieve 186%, 200% and 120% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three-year periods ending December 31, 2025, 2026, and 2027, respectively, and has recorded incentive compensation expense accordingly. If the estimates of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company's common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.

The following table summarizes the restricted stock, restricted stock unit and incentive stock unit activity and related information for the three months ended March 31, 2025:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	728,036	877,064	$115.71
Granted	226,130	160,131	$185.77
Vested	(263,482)	(298,747)	$102.24
Adjustment for incentive stock awards expected to vest	—	40,172	$102.31
Canceled	(3,393)	—	$108.73
Outstanding at March 31, 2025	687,291	778,620	$138.98

10. INCOME TAXES
The overall effective tax rate for the three months ended March 31, 2025 and 2024 was 23.2% and 23.6%, respectively. The year over year decrease in the effective rate was driven by higher discrete equity compensation tax deductions and the jurisdictional mix of earnings.
11. EARNINGS PER SHARE
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

	Three Months Ended March 31,
In millions, except per share data	2025	2024
Numerator
Net income attributable to Wabtec shareholders	$322	$272
Less: Net income allocated to non-vested restricted stock	(1)	(1)
Numerator for basic and diluted earnings per common share	$321	$271
Denominator
Weighted average shares outstanding - basic	170.5	176.5
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans excluding non-vested restricted stock	0.4	0.3
Assumed conversion of dilutive non-vested restricted stock	0.4	0.4
Weighted average shares outstanding - diluted	171.3	177.2
Earnings per common share attributable to Wabtec shareholders
Basic	$1.88	$1.54
Diluted	$1.88	$1.53

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the three months ended March 31, 2025 and 2024:

In millions	2025	2024
Balance at beginning of year	$274	$248
Warranty expense	26	26
Warranty claim payments	(31)	(25)
Foreign currency impact/other	3	(2)
Balance at March 31	$272	$247

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at March 31, 2025 and December 31, 2024. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three months ended March 31, 2025 and 2024, the amounts reclassified into income were not material.
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

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other expense, net. The net gains and losses related to these contracts were not material for the three months ended March 31, 2025 and 2024. These contracts typically mature within one year.
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. During the first quarter of 2024, the Company utilized all outstanding interest rate hedge contracts to help manage interest expense for the 2034 Notes. During the third quarter of 2024 and the first quarter of 2025, the Company entered into new interest rate hedge contracts to manage interest rate risk for a portion of future expected debt transactions. For the three months ended March 31, 2025 and 2024, the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three months ended March 31, 2025 and 2024, the amounts recognized as income or expense were not material.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of March 31, 2025, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$6	$3	$303	$143
Other current liabilities	2	(6)	(1)	344	54
Interest Rate Contracts
Other current assets	2	1	—	70	—
Other current liabilities	2	(1)	—	215	—
Total		$—	$2	$932	$197
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
During the third quarter of 2023, a competitor of the Company, Progress Rail (“Progress”), which is a Caterpillar Inc. company, sued the Company in the U.S. District Court for the District of Delaware asserting antitrust, breach of contract, unfair competition law, and misrepresentation claims. The complaint challenges the Wabtec-GE Transportation merger and contends that since the merger, Wabtec has unlawfully monopolized the markets for long-haul freight locomotives, Tier IV long-haul freight locomotives, and energy management systems by, among other things, failing to ensure that Progress’ products are interoperable with Wabtec’s locomotives and cab electronics. Progress seeks an order requiring Wabtec to divest GE Transportation, unspecified treble damages for its alleged lost profits from reduced sales of locomotive and cab systems, and attorneys’ fees and costs. It also asks the court to enjoin Wabtec from engaging in the conduct and require the Company to comply with its agreements with Progress. Wabtec intends to vigorously defend itself against this lawsuit and believes that it has meritorious defenses to the claims asserted by Progress. The case is still at an early stage; Wabtec filed a motion to dismiss, and briefing on this motion was completed in early 2024. The court has not yet issued a decision on Wabtec's motion.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operation of a wireless crossing system provided by Xorail for use by the Denver Regional Transit District ("RTD"). DTC’s alleged damages stem from a delay in approval of the wireless crossing system by regulatory authorities, which resulted in the interim use of flaggers at the crossings. Xorail denied DTC's assertions, stating that the system satisfied the contractual requirements. DTC has since contacted Xorail seeking $58 million in damages; Xorail has denied liability, but there can be no assurances as to the ultimate outcome of this claim.
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
Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses. It also refurbishes subway cars and provides heating, ventilation, and air conditioning equipment and doors for buses and subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of passenger transit vehicles and buses, and companies in the electrical generation, distribution, and charging industries.
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
During the first quarter of 2025, Company Management determined that certain businesses within the Services product line would be better aligned with Management oversight in the Components product line. As such, Sales by product line for 2024 and 2023 have been recast to conform to the current period presentation. These changes were within the Freight Segment and had no impact on Total Freight Segment Sales, Gross profit, or Income from operations.
Segment financial information for the three months ended March 31, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,901	$709	$—	$2,610
Cost of sales	(1,216)	(494)	—	(1,710)
Gross profit	$685	$215	$—	$900
Gross margin	36.0%	30.3%
Selling, general & administrative expenses	$(164)	$(107)	$(36)	$(307)
Engineering expenses	(36)	(10)	—	(46)
Amortization expense	(65)	(8)	—	(73)
Income (loss) from operations	420	90	(36)	474
Interest expense and other, net	—	—	(48)	(48)
Income (loss) before income taxes	$420	$90	$(84)	$426
Intersegment sales/(elimination)	$11	$9	$(20)	$—
Depreciation and amortization	$97	$20	$3	$120
Capital expenditures	$31	$10	$3	$44
Segment assets	$13,224	$4,145	$1,727	$19,096

Segment financial information for the three months ended March 31, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,824	$673	$—	$2,497
Cost of sales	(1,199)	(483)	—	(1,682)
Gross profit	$625	$190	$—	$815
Gross margin	34.3%	28.2%
Selling, general & administrative expenses	$(150)	$(101)	$(30)	$(281)
Engineering expenses	(39)	(9)	—	(48)
Amortization expense	(68)	(6)	—	(74)
Income (loss) from operations	368	74	(30)	412
Interest expense and other, net	—	—	(49)	(49)
Income (loss) before income taxes	$368	$74	$(79)	$363
Intersegment sales/(elimination)	$13	$11	$(24)	$—
Depreciation and amortization	$103	$16	$4	$123
Capital expenditures	$17	$13	$1	$31
Segment assets	$13,316	$3,938	$1,493	$18,747

Sales to external customers by product line are as follows:

	Three Months Ended March 31,
In millions	2025	2024
Freight Segment:
Services	$863	$738
Equipment	476	526
Components	381	384
Digital Intelligence	181	176
Total Freight Segment	$1,901	$1,824

Transit Segment:
Original Equipment Manufacturer	$322	$310
Aftermarket	387	363
Total Transit Segment	$709	$673

16. OTHER EXPENSE, NET
The components of Other expense, net are as follows:

	Three Months Ended March 31,
In millions	2025	2024
Foreign currency loss	$(8)	$(4)
Equity income	3	1
Expected return on pension assets/amortization	2	2
Other miscellaneous income (expense), net	1	(1)
Total Other expense, net	$(2)	$(2)

17. RESTRUCTURING
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are key strategic initiatives aimed at achieving these focus areas.
Integration 3.0
Integration 3.0 is a multi-year strategic initiative to further consolidate our footprint, reduce complexity and streamline manufacturing, engineering, administrative, and commercial activities. The Company anticipates that it will incur one-time restructuring charges related to Integration 3.0 of approximately $80 million to $100 million. Amounts recorded to date are approximately $16 million, including amounts recorded during the fourth quarter of 2024, and are primarily for employee-related costs. Cash payments made during the three months ended March 31, 2025 were not material.
A summary of restructuring charges related to the Integration 3.0 initiative is as follows:

Three Months Ended March 31,
In millions	2025
Freight Segment:
Cost of goods sold	$1

Transit Segment:
Cost of goods sold	$2
Selling, general and administrative expenses	4
Total Transit Segment	$6
Total Integration 3.0 restructuring charges	$7
Portfolio Optimization
Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec recorded charges of approximately $3 million in each of the three months ended March 31, 2025 and 2024, primarily for asset write downs related to Portfolio Optimization. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $59 million.
Integration 2.0
Integration 2.0 is a multi-year strategic initiative to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. The Company anticipates that it will incur one-time restructuring charges related to Integration 2.0 of up to approximately $170 million, of which approximately $145 million has been incurred to date. There were no material charges or cash payments during the three months ended March 31, 2025. During the three months ended March 31, 2024, charges and cash payments of approximately $8 million and approximately $22 million, respectively, were recognized.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 12, 2025.
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2025, approximately 51% of the Company’s Net sales came from customers outside the United States.
Business Update
During the first quarter of 2025, Wabtec announced definitive agreements to acquire Evident’s Inspection Technologies division (Inspection Technologies), formerly part of the Scientific Solutions Division of Olympus Corporation, for approximately $1.78 billion, and Dellner Couplers for approximately $960 million. Inspection Technologies is a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets. Inspection Technologies' industry presence and innovative product portfolio will significantly expand Wabtec's capabilities and complement the existing product portfolio of Digital Intelligence. Dellner Couplers is a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock. The acquisition brings highly attractive and complementary technologies to the Transit business and provides synergies by complementing our core transit systems portfolio. Both acquisitions are subject to customary closing conditions and regulatory approvals. Transaction costs incurred during the first quarter of 2025 related to these acquisitions were approximately $10 million.
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are restructuring initiatives, including Integration 3.0, Portfolio Optimization and Integration 2.0, aimed at achieving these focus areas. During the first three months of 2025, Wabtec incurred $9 million of restructuring costs related to programs under these initiatives, primarily for employee-related costs.
During the first quarter of 2025, Wabtec signed a $140 million new locomotive order with a North American Class I railroad, signed new locomotive, mining and service orders in the Asia-Pacific region totaling $127 million, signed two multi-year transit platform door contracts valued at $85 million, and secured a $47 million order to provide brakes and couplers for servicing a North American customer. Wabtec also continued to drive recurring revenue in the global market by winning a new service contract in Kazakhstan worth $299 million. Additionally, in March of 2025, Moody's upgraded the Senior Notes ratings to Baa2 from Baa3 and changed the outlook to stable from positive, and S&P Global Ratings reaffirmed Wabtec's credit rating at BBB with a Stable outlook.
Future macroeconomic volatility, changes to tariffs and trade policies, supply chain disruptions, and labor availability could cause an impact on revenue and cost increases resulting in an adverse effect on the Company’s operating results. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results. The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through our strategic initiatives.
During the first quarter of 2025, Company Management determined that certain businesses within the Services product line would be better aligned with Management oversight in the Components product line. As such, Sales by product line for 2024 and 2023 have been recast to conform to the current period presentation. These changes were within the Freight Segment and had no impact on Total Freight Segment Sales, Gross profit, or Income from operations.

RESULTS OF OPERATIONS
Consolidated Results
FIRST QUARTER 2025 COMPARED TO FIRST QUARTER 2024
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2025	2024
Net sales:
Sales of goods	$2,157	$2,007
Sales of services	453	490
Total Net sales	2,610	2,497
Cost of sales:
Cost of goods	(1,450)	(1,411)
Cost of services	(260)	(271)
Total Cost of sales	(1,710)	(1,682)
Gross profit	900	815
Operating expenses:
Selling, general and administrative expenses	(307)	(281)
Engineering expenses	(46)	(48)
Amortization expense	(73)	(74)
Total Operating expenses	(426)	(403)
Income from operations	474	412
Other income and expenses:
Interest expense, net	(46)	(47)
Other expense, net	(2)	(2)
Income before income taxes	426	363
Income tax expense	(99)	(86)
Net income	327	277
Less: Net income attributable to noncontrolling interest	(5)	(5)
Net income attributable to Wabtec shareholders	$322	$272
The following table shows the major components of the change in Net sales in the three months ended March 31, 2025 from the three months ended March 31, 2024:

In millions	Freight Segment	Transit Segment	Total
First Quarter 2024 Net sales	$1,824	$673	$2,497
Acquisitions	15	8	23
Foreign Exchange	(26)	(17)	(43)
Organic	88	45	133
First Quarter 2025 Net sales	$1,901	$709	$2,610

Net sales
Net sales for the three months ended March 31, 2025 increased by $113 million, or 4.5%, to $2.61 billion compared to the same period in 2024. Organic sales increased $133 million which was attributable to both the Freight and Transit Segments. Freight Services sales increased from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales. Freight Equipment sales decreased primarily due to lower locomotive deliveries. Transit sales increased from higher demand for Original Equipment Manufacturing and Aftermarket products driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Sales from acquisitions contributed $23 million, and unfavorable changes in foreign exchange decreased Net sales by $43 million.
Cost of sales
Cost of sales for the three months ended March 31, 2025 increased by $28 million, or 1.7%, to $1.71 billion compared to the same period in 2024. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 65.5% and 67.3% for the three months ended March 31, 2025 and 2024, respectively. The improvement in gross margin is attributable to favorable mix within the Freight Segment, strong productivity, Integration 2.0 savings, and proactive cost management. Costs of sales for the three months ended March 31, 2025 and 2024 included $3 million and $6 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $23 million, or 5.7%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the increase in Net sales, higher employee compensation and benefit costs and transaction costs associated with announced acquisitions. Operating expenses as a percentage of sales were 16.3% and 16.2% for the three months ended March 31, 2025 and 2024, respectively. Selling, general and administrative expenses ("SG&A") increased $26 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase is primarily from costs incurred to support the higher sales volume, partially offset by the impacts of Integration 2.0. Transaction costs associated with announced acquisitions included in SG&A were $10 million for three months ended March 31, 2025. SG&A for the three months ended March 31, 2025 and 2024 included $5 million and $3 million, respectively, of costs related to restructuring initiatives.
Interest expense, net
Interest expense, net, decreased $1 million to $46 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to changes in the mix of outstanding debt.
Other expense, net
Other expense, net was $2 million for the three months ended March 31, 2025 and 2024, primarily due to foreign exchange losses, partially offset by equity income.
Income taxes
The effective income tax rate was 23.2% and 23.6% for the three months ended March 31, 2025 and 2024, respectively. The year over year decrease in the effective rate was driven by higher discrete equity compensation tax deductions and the jurisdictional mix of earnings.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2025	2024	Change	% Change
Net sales:
Sales of goods	$1,450	$1,337	$113	8.5%
Sales of services	451	487	(36)	(7.4)%
Total Net sales	1,901	1,824	77	4.2%
Cost of sales:
Cost of goods	(957)	(930)	27	2.9%
Cost of services	(259)	(269)	(10)	(3.7)%
Total Cost of sales	(1,216)	(1,199)	17	1.4%
Cost of sales (% of Net sales)	64.0%	65.7%	(1.7)

Gross profit	685	625	60	9.6%

Operating expenses	(265)	(257)	8	3.1%

Income from operations	$420	$368	$52	14.1%
Income from operations (% of Net sales)	22.1%	20.2%	1.9
The following table shows the major components of the change in Net sales for the Freight Segment in the first quarter of 2025 from the first quarter of 2024:

In millions
First Quarter 2024 Net sales	$1,824
Acquisitions	15
Foreign Exchange	(26)
Organic changes in Net sales by Product Line:
Services	131
Equipment	(38)
Components	(12)
Digital Intelligence	7
First Quarter 2025 Net sales	$1,901
Net sales
Freight Segment organic sales increased by $88 million driven primarily by Services sales from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales. Equipment sales decreased primarily due to lower locomotive deliveries. Components sales decreased primarily from lower North America rail car build. Sales from acquisitions contributed $15 million, and unfavorable changes in foreign exchange decreased sales by $26 million.
Cost of sales
Freight Segment Cost of sales increased $17 million from higher sales volume, and Cost of sales as a percentage of Net sales decreased 1.7 percentage points. The improvement in gross margin is attributable to favorable mix within the Freight Segment product lines, improved productivity and proactive cost management. Cost of sales for the three months ended March 31, 2025 and 2024 included $2 million and $3 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Freight Segment Operating expenses as a percentage of Net sales were 14.0% for the three months ended March 31, 2025 and 2024. Freight Segment Operating expenses increased by $8 million primarily driven by higher SG&A expenses resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions, partially offset by a reduction in research and development costs and lower amortization expense for intangibles associated with the GE Transportation acquisition.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2025	2024	Change	% Change
Net sales	$709	$673	$36	5.3%
Cost of sales	(494)	(483)	11	2.3%
Cost of sales (% of Net sales)	69.7%	71.8%	(2.1)

Gross profit	215	190	25	13.2%

Operating expenses	(125)	(116)	9	7.8%

Income from operations	$90	$74	$16	21.6%
Income from operations (% of Net sales)	12.7%	11.0%	1.7
The following table shows the major components of the change in Net sales for the Transit Segment in the first quarter of 2025 from the first quarter of 2024:

In millions
First Quarter 2024 Net sales	$673
Acquisitions	8
Foreign Exchange	(17)
Organic changes in Net sales by Product Line:
Aftermarket	29
Original Equipment Manufacturing	16
First Quarter 2025 Net sales	$709
Net sales
Transit Segment organic sales increased by $45 million driven by strong Original Equipment Manufacturing and Aftermarket sales primarily as a result of increased demand for products and services and increased investments in sustainable infrastructure. Sales from acquisitions contributed $8 million, and unfavorable changes in foreign exchange rates decreased sales by $17 million.
Cost of sales
Transit Segment Cost of sales increased by $11 million, primarily due to higher sales volume, and Cost of sales as a percentage of sales decreased by 2.1 percentage points. The increase in gross margin was attributable to favorable mix within the Transit Segment, increased productivity and the benefits from structured cost actions taken through prior years' restructuring and integration projects, primarily Integration 2.0. Transit Segment Cost of sales for the three months ended March 31, 2025 and 2024 included $1 million and $3 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Transit Segment Operating expenses as a percentage of Net sales were 17.6% and 17.2% for the three months ended March 31, 2025 and 2024, respectively. Transit Segment Operating expenses increased by $9 million as compared to the prior year. Higher SG&A expenses to support higher sales volume and higher employee compensation and benefit costs were partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit SG&A expenses for the three months ended March 31, 2025 and 2024 included $4 million and $3 million, respectively, of costs related to restructuring initiatives.

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

	Three Months Ended March 31,
In millions	2025	2024
Cash provided by (used for):
Operating activities	$191	$334
Investing activities	$(44)	$(19)
Financing activities	$(172)	$(289)
Operating activities In the first three months of 2025, cash provided by operating activities was $191 million compared to $334 million in the first three months of 2024. Significant changes to the sources and (uses) of cash for the three month periods include the following:
•$50 million from increased Net income;
•$(347) million from changes in receivables driven by changes in the Revolving Receivables Program and the timing of collections from customers; and,
•$176 million from changes in the timing of customer deposits.
Investing activities In the first three months of 2025 and 2024, cash used for investing activities was $(44) million and $(19) million, respectively. During the first three months of 2025, Wabtec used $(44) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes. During the first three months of 2024, Wabtec used $(31) million for additions to property, plant, and equipment and received $12 million of proceeds from disposals of property, plant and equipment.
During the first quarter of 2025, Wabtec announced definitive agreements to acquire Inspection Technologies and Dellner Couplers, with purchase prices of approximately $1.78 billion and $960 million, respectively. Wabtec intends to finance these acquisitions using cash on hand, together with a mix of short- and long-term borrowings.
Financing activities In the first three months of 2025, cash used for financing activities was $(172) million which included $4 million from net changes in debt, $(98) million in stock repurchases, $(43) million of dividend payments, and $(34) million of payments for income tax withholding on share-based compensation. In the first three months of 2024, cash used for financing activities was $(289) million, which included $(58) million from net changes in debt, $(175) million in stock repurchases, $(36) million of dividend payments, and $(23) million of payments for income tax withholding on share-based compensation.
On April 23, 2025, the Company amended and restated the 2022 and 2024 credit agreements, which increased the amount available under the Revolving Credit Facility to $2 billion, combined the term loans outstanding at March 31, 2025 into a single $475 million term loan and added a new delayed draw term loan for $250 million. The new delayed draw term loan is available for borrowings for fifteen months.
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
As of March 31, 2025, the Company held approximately $698 million of cash, cash equivalents and restricted cash, of which approximately $294 million was held within the United States and approximately $404 million was held outside of the United States, primarily in Europe, India, Brazil and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of March 31, 2025, approximately $9 million of the Company's $698 million cash balance was held in escrow related to recent acquisitions and was classified as restricted.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
Effective January 1, 2025, the Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables for up to $350 million. The Company collateralizes certain receivables through our bankruptcy-remote subsidiary on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are included within Proceeds from debt and Payments of debt within the Financing activities section of the Condensed Consolidated Statement of Cash Flows.
Prior to January 1, 2025, the Company utilized its Revolving Receivables Program to sell certain receivables for up to $350 million on a recurring basis. Net cash proceeds received from the sale of receivables in exchange for cash equal to the gross receivables sold are included in cash from operations within the Condensed Consolidated Statement of Cash Flows.
During the three months ended March 31, 2025, the Company borrowed and repaid $175 million against the collateralized receivables. There were no receivables sold during the three months ended March 31, 2025. Net cash proceeds from receivables sold included in cash from operations was $210 million for the three months ended March 31, 2024. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2025
Net sales	$1,532
Gross profit	$816
Net income attributable to Wabtec shareholders	$282

Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	March 31, 2025	December 31, 2024
Current assets	$1,447	$1,604
Noncurrent assets	$2,090	$2,049
Current liabilities	$2,323	$2,242
Long-term debt	$2,963	$2,962
Other non-current liabilities	$656	$697
The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2025
Net sales to non-guarantor subsidiaries	$243
Purchases from non-guarantor subsidiaries	$267

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	March 31, 2025
Amount due to non-guarantor subsidiaries	$12,459

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
Summarized Statement of Income

Unaudited
Issuer and Guarantor
In millions	Three Months Ended March 31, 2025
Net sales	$136
Gross profit	$31
Net loss attributable to Wabtec shareholders	$(63)

Summarized Balance Sheet

	Unaudited
	Issuer and Guarantor
In millions	March 31, 2025	December 31, 2024
Current assets	$548	$546
Noncurrent assets	$658	$646
Current liabilities	$1,028	$1,014
Long-term debt	$3,502	$3,479
Other non-current liabilities	$49	$49
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Guarantor
In millions	Three Months Ended March 31, 2025
Net sales to non-guarantor subsidiaries	$9
Purchases from non-guarantor subsidiaries	$28

Unaudited
Issuer and Guarantor
In millions	March 31, 2025
Amount due to non-guarantor subsidiaries	$8,403
Company Stock Repurchase Plan
On December 3, 2024, the Board of Directors authorized an additional $1.0 billion to the Company's existing stock repurchase program for stock repurchases of the Company’s outstanding shares. This new authorization provides an additional $1.0 billion that became available for repurchases after the remaining availability as of December 3, 2024 was expended. No time limit was set for the completion of the program which conforms to the requirements under the 2022 Credit Agreement, the 2024 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of March 31, 2025, approximately $902 million was remaining under the stock repurchase plan.
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
•the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures, and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes;
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
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and except as required by law, we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Estimates
A summary of critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, business combinations, goodwill and indefinite-lived intangible assets, warranty reserves, income taxes, and revenue recognition. There have been no significant changes in the related accounting policies since December 31, 2024.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024. Refer to Note 13 - Fair Value Measurement and Derivative Instruments of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report for additional information regarding interest rate and foreign currency exchange risk.

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2025. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Additional information with respect to legal proceedings is included in Note 14 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.

Item 1A.    RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2025:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2025	391,477	$196.42	391,477	$923
February 2025	101,579	$206.47	101,579	$902
March 2025	—	$—	—	$902
Total quarter ended March 31, 2025	493,056	$198.49	493,056	$902
(1)     On December 3, 2024, the Board of Directors authorized an additional $1.0 billion to the Company's existing stock repurchase program for stock repurchases of the Company’s outstanding shares. This new authorization provides an additional $1.0 billion that became available for repurchases after the remaining availability as of December 3, 2024 was expended. No time limit was set for the completion of the program which conforms to the requirements under the 2022 Credit Agreement, the 2024 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of March 31, 2025, approximately $902 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 5.    OTHER INFORMATION
None of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the first quarter ended March 31, 2025.

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Recast Sales to External Customers by Product Line

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	April 23, 2025