Form 10-Q
period 2025-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2025-07-24
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 21, 2025, there were 170,953,177 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2025
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	June 30, 2025	December 31, 2024
Assets
Assets
Cash, cash equivalents and restricted cash	$1,499	$715
Accounts receivable	1,441	1,152
Unbilled accounts receivable	558	550
Inventories, net	2,571	2,314
Other current assets	285	212
Total current assets	6,354	4,943
Property, plant and equipment, net	1,476	1,447
Goodwill	8,936	8,710
Other intangible assets, net	2,889	2,934
Other noncurrent assets	736	668
Total noncurrent assets	14,037	13,759
Total Assets	$20,391	$18,702
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,407	$1,300
Customer deposits	936	693
Accrued compensation	325	425
Accrued warranty	263	248
Current portion of long-term debt	—	500
Other accrued liabilities	675	626
Total current liabilities	3,606	3,792
Long-term debt	4,784	3,480
Accrued postretirement and pension benefits	64	58
Deferred income taxes	411	376
Other long-term liabilities	681	863
Total Liabilities	9,546	8,569
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized; 171.9 shares issued and 170.9 outstanding at June 30, 2025; 226.9 shares issued and 171.3 outstanding at December 31, 2024	1	2
Additional paid-in capital	8,025	8,023
Treasury stock, at cost, 1.0 and 55.6 shares, at June 30, 2025 and December 31, 2024, respectively	(116)	(3,273)
Retained earnings	3,452	6,185
Accumulated other comprehensive loss	(561)	(846)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,801	10,091
Noncontrolling interest	44	42
Total Equity	10,845	10,133
Total Liabilities and Equity	$20,391	$18,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2025	2024	2025	2024

Net sales:
Sales of goods	$2,226	$2,145	$4,383	$4,152
Sales of services	480	499	933	989
Total net sales	2,706	2,644	5,316	5,141
Cost of sales:
Cost of goods	(1,481)	(1,490)	(2,931)	(2,901)
Cost of services	(287)	(280)	(547)	(551)
Total cost of sales	(1,768)	(1,770)	(3,478)	(3,452)
Gross profit	938	874	1,838	1,689
Operating expenses:
Selling, general and administrative expenses	(347)	(316)	(654)	(597)
Engineering expenses	(50)	(57)	(96)	(105)
Amortization expense	(69)	(71)	(142)	(145)
Total operating expenses	(466)	(444)	(892)	(847)
Income from operations	472	430	946	842
Other income and expenses:
Interest expense, net	(46)	(49)	(92)	(96)
Other income, net	24	4	22	2
Income before income taxes	450	385	876	748
Income tax expense	(111)	(94)	(210)	(180)
Net income	339	291	666	568
Less: Net income attributable to noncontrolling interest	(3)	(2)	(8)	(7)
Net income attributable to Wabtec shareholders	$336	$289	$658	$561

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.96	$1.64	$3.84	$3.18
Diluted
Net income attributable to Wabtec shareholders	$1.96	$1.64	$3.84	$3.17

Weighted average shares outstanding
Basic	170.6	175.4	170.6	176.0
Diluted	171.2	176.0	171.2	176.6

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net income attributable to Wabtec shareholders	$336	$289	$658	$561
Foreign currency translation gain (loss)	166	(49)	282	(137)
Unrealized gain on derivative contracts	10	—	7	13
Change in unrealized loss on pension and post-retirement benefit plans	(3)	(5)	(4)	(4)
Other comprehensive income (loss) before tax	173	(54)	285	(128)
Income tax (expense) benefit related to components of other comprehensive income	(1)	1	—	(2)
Other comprehensive income (loss), net of tax	172	(53)	285	(130)
Comprehensive income attributable to Wabtec shareholders	$508	$236	$943	$431

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In millions	2025	2024

Operating Activities
Net income	$666	$568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	241
Stock-based compensation expense	36	26
Gain on mark-to-market derivatives	(32)	—
Below market intangible amortization	(22)	(23)
Net loss on disposal of property, plant and equipment	—	2
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(243)	(146)
Inventories	(180)	(120)
Accounts payable	74	93
Accrued income taxes	(1)	14
Current and noncurrent customer deposits	14	(5)
Other accrued liabilities	(108)	(47)
Other operating activities	(41)	(34)
Net cash provided by operating activities	400	569
Investing Activities
Purchase of property, plant and equipment	(83)	(77)
Acquisitions of businesses, net of cash acquired	(21)	—
Proceeds from disposal of property, plant and equipment	6	20
Net cash used for investing activities	(98)	(57)
Financing Activities
Proceeds from debt, net of issuance costs	2,189	1,803
Payments of debt	(1,454)	(1,861)
Repurchase of stock	(148)	(375)
Cash dividends	(87)	(71)
Payment of income tax withholding on share-based compensation	(39)	(23)
Other financing activities	(7)	4
Net cash provided by (used for) financing activities	454	(523)
Effect of changes in currency exchange rates	28	(14)
Increase (decrease) in cash	784	(25)
Cash, cash equivalents and restricted cash, beginning of period	715	620
Cash, cash equivalents and restricted cash, end of period	$1,499	$595

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2024	226.9	$2	$8,023	(55.6)	$(3,273)	$6,185	$(846)	$42	$10,133
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(43)	—	—	(43)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(31)	0.3	(3)	—	—	—	(34)
Stock based compensation	—	—	17	—	—	—	—	—	17
Net income	—	—	—	—	—	322	—	5	327
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	113
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Stock repurchase	—	—	—	(0.5)	(98)	—	—	—	(98)
Treasury stock retirement	(55.0)	(1)	—	55.0	3,305	(3,304)	—	—	—
Balance, March 31, 2025	171.9	$1	$8,009	(0.8)	$(69)	$3,160	$(733)	$46	$10,414
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(44)	—	—	(44)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3)	—	3	—	—	—	—
Stock based compensation	—	—	19	—	—	—	—	—	19
Net income	—	—	—	—	—	336	—	3	339
Other comprehensive income, net of tax	—	—	—	—	—	—	172	—	172
Stock repurchase	—	—	—	(0.2)	(50)	—	—	—	(50)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Balance, June 30, 2025	171.9	$1	$8,025	(1.0)	$(116)	$3,452	$(561)	$44	$10,845

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(36)	—	—	(36)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(22)	0.3	2	—	—	—	(20)
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	272	—	5	277
Other comprehensive loss, net of tax	—	—	—	—	—	—	(77)	—	(77)
Stock repurchase	—	—	—	(1.3)	(176)	—	—	—	(176)
Balance, March 31, 2024	226.9	$2	$7,967	(50.1)	$(2,345)	$5,505	$(667)	$42	$10,504
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(35)	—	—	(35)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	—	0.1	2	—	—	—	2
Stock based compensation	—	—	14	—	—	—	—	—	14
Net income	—	—	—	—	—	289	—	2	291
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53)	—	(53)
Stock repurchase	—	—	—	(1.3)	(202)	—	—	—	(202)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2024	226.9	$2	$7,981	(51.3)	$(2,545)	$5,759	$(720)	$43	$10,520
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2025, approximately half of the Company’s Net sales came from customers outside the United States.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of June 30, 2025, the Company's remaining performance obligations were approximately $21.8 billion. The Company expects to recognize revenue of approximately 38% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
At June 30, 2025 and December 31, 2024, the bankruptcy-remote subsidiary held receivables of $762 million and $693 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold and outstanding borrowings. There were no outstanding borrowings at June 30, 2025 or outstanding receivables sold at December 31, 2024. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to losses related to these receivables transferred to the program is limited to the amount outstanding.
The following table sets forth a summary of receivables used as collateral for requested borrowings and the resulting impact of net cash proceeds included in cash from financing activities. There were no receivables sold under the program during the six months ended June 30, 2025.

In millions	Six Months Ended June 30, 2025
Gross receivables collateralized/cash borrowings received	$350
Customer collections remitted to financial institution	(350)
Net cash proceeds received	$—

The following table sets forth a summary of receivables sold and the resulting impact of net cash proceeds included in cash from operating activities during the six months ended June 30, 2024:

In millions	Six Months Ended June 30, 2024
Gross receivables sold/cash proceeds received	$812
Customer collections remitted to financial institution	(832)
Net cash proceeds remitted	$(20)
Restricted Cash At June 30, 2025 and December 31, 2024, the Company classified cash of $13 million and $9 million, respectively, as restricted, primarily for cash held in escrow related to acquisitions.
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

The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended June 30, 2025 and 2024 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Balance at March 31	$(702)	$(629)	$15	$17	$(46)	$(55)	$(733)	$(667)
Other comprehensive income (loss) before reclassifications	166	(49)	8	—	(2)	(1)	172	(50)
Amounts reclassified from Accumulated other comprehensive loss	—	—	(1)	—	1	(3)	—	(3)
Other comprehensive income (loss), net of tax	166	(49)	7	—	(1)	(4)	172	(53)
Balance at June 30	$(536)	$(678)	$22	$17	$(47)	$(59)	$(561)	$(720)
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the six months ended June 30, 2025 and 2024 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Balance at beginning of year	$(818)	$(541)	$17	$7	$(45)	$(56)	$(846)	$(590)
Other comprehensive income (loss) before reclassifications	282	(137)	6	10	(3)	—	285	(127)
Amounts reclassified from Accumulated other comprehensive loss	—	—	(1)	—	1	(3)	—	(3)
Other comprehensive income (loss), net of tax	282	(137)	5	10	(2)	(3)	285	(130)
Balance at end of period	$(536)	$(678)	$22	$17	$(47)	$(59)	$(561)	$(720)
Amounts included under Derivative contracts related to interest rate hedges reclassified from Accumulated other comprehensive loss are recognized in "Interest expense, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income. All other amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income.
Treasury Stock During the first quarter of 2025, we retired 55 million shares of treasury stock. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess over par as a deduction from retained earnings.
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 30 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $307 million and $311 million of the Company's outstanding Accounts payable as of June 30, 2025 and December 31, 2024, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

3. ACQUISITIONS
During the second quarter of 2025, the Components product line of the Freight Segment completed an acquisition for a purchase price of approximately $21 million, net of cash received.
On January 14, 2025, Wabtec announced a definitive agreement to acquire Evident’s Inspection Technologies division (Inspection Technologies) for approximately $1.78 billion. Inspection Technologies was formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Inspection Technologies will be reported within the Digital Intelligence product line of the Freight Segment. The acquisition subsequently closed on July 1, 2025, and was funded with a combination of cash on hand, proceeds from the 2035 Notes, and borrowings under other sources of available liquidity.
On July 7, 2025, Wabtec announced a definitive agreement to acquire Frauscher Sensor Technology Group GmbH ("Frauscher"), a global market leader in train detection, wayside object control solutions and axle counting systems for approximately €675 million. Upon acquisition, the Frauscher acquisition will be reported within the Company's Digital Intelligence product line in the Freight Segment.
On March 18, 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock, for approximately €890 million. Upon acquisition, Dellner Couplers will be reported within the Transit Segment. Both transactions are subject to customary closing conditions and regulatory approvals.
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

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	June 30, 2025	December 31, 2024
Raw materials	$1,144	$977
Work-in-progress	759	587
Finished goods	668	750
Total inventories	$2,571	$2,314

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2024	$7,248	$1,462	$8,710
Additions/adjustments	14	—	14
Foreign currency impact	29	183	212
Balance at June 30, 2025	$7,291	$1,645	$8,936
As of June 30, 2025 and December 31, 2024, the Company’s trade names had a net carrying amount of $646 million and $595 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company had assigned a useful life of 5 years and became fully amortized in the first quarter of 2024.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	June 30, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,310	$(568)	$742	$1,415	$(629)	$786
Customer relationships	1,379	(532)	847	1,329	(480)	849
Acquired technology	1,321	(667)	654	1,318	(614)	704
Total	$4,010	$(1,767)	$2,243	$4,062	$(1,723)	$2,339
At June 30, 2025, the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 9 years, 14 years and 6 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $69 million and $142 million for the three and six months ended June 30, 2025, respectively, and $71 million and $145 million for the three and six months ended June 30, 2024, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2025	$137
2026	$272
2027	$268
2028	$266
2029	$264

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $191 million at June 30, 2025 and $170 million at December 31, 2024. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $203 million at June 30, 2025 and $389 million at December 31, 2024. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $85 million and $91 million at June 30, 2025 and December 31, 2024, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2025 and 2024 is as follows:

	Contract Assets
In millions	2025	2024
Balance at beginning of year	$720	$678
Recognized in current year	375	382
Reclassified to accounts receivable	(368)	(353)
Foreign currency impact	22	(8)
Balance at June 30	$749	$699

	Contract Liabilities
In millions	2025	2024
Balance at beginning of year	$1,173	$1,082
Recognized in current year	732	734
Amounts in beginning balance reclassified to revenue	(340)	(388)
Current year amounts reclassified to revenue	(377)	(359)
Foreign currency impact	36	(20)
Balance at June 30	$1,224	$1,049

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
Operating lease expense was $17 million and $33 million for the three and six months ended June 30, 2025, respectively, and $16 million and $32 million for the three and six months ended June 30, 2024, respectively. New operating leases of $27 million and $35 million were added during the three and six months ended June 30, 2025, respectively, and $18 million and $32 million for the three and six months ended June 30, 2024, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2025	$33
2026	61
2027	50
2028	41
2029	34
Thereafter	147
Total lease payments	366
Less: Present value discount	(43)
Present value of lease liabilities	$323
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	8.3	7.9
Weighted-average discount rate	3.1%	2.9%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	June 30, 2025		December 31, 2024
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
2025 Credit Agreement:
Revolving Credit Facility	5.6%	N/A	$—	$—	$—	$—
Term Loan Facility	5.6%	$475	470	475	—	—
2024 Credit Agreement:
Term Loan	—%	$—	—	—	224	225
2022 Credit Agreement:
Delayed Draw Term Loan	—%	$—	—	—	250	250
Senior Notes:
3.20% Senior Notes, due 2025	—%	$—	—	—	500	496
3.45% Senior Notes, due 2026	3.5%	$750	750	740	750	732
1.25% Senior Notes (EUR), due 2027	1.5%	€500	583	567	514	495
4.70% Senior Notes, due 2028	4.8%	$1,250	1,247	1,256	1,246	1,239
4.90% Senior Notes, due 2030	5.0%	$500	495	506	—	—
5.611% Senior Notes, due 2034	5.7%	$500	496	516	496	507
5.50% Senior Notes, due 2035	5.5%	$750	743	759	—	—
Total			4,784	4,819	3,980	3,944
Less: current portion			—	—	(500)	(496)
Long-term portion			$4,784	$4,819	$3,480	$3,448
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of June 30, 2025 and December 31, 2024, the Company had total combined unamortized discount and debt issuance costs of $28 million and $15 million, respectively.
Credit Agreements
On August 15, 2022, the Company entered into an unsecured credit agreement (the "2022 Credit Agreement"). The 2022 Credit Agreement provided for borrowings consisting of (i) a multi-currency revolving credit facility for an equivalent in U.S. dollars of up to $1.5 billion and (ii) a $250 million delayed draw term loan facility (the “Delayed Draw Term Loan”), all pursuant to the terms and conditions of the 2022 Credit Agreement. On March 14, 2024, the Company entered into a new stand-alone credit agreement (the "2024 Credit Agreement") for a term loan of $225 million.
On April 23, 2025, the Company entered into a new unsecured credit agreement (the "2025 Credit Agreement"), which amended and restated the 2022 Credit Agreement and refinanced the 2024 Credit Agreement. The 2025 Credit Agreement provides for borrowings consisting of (i) a multi-currency revolving credit facility for a U.S. dollar equivalent of up to $2.0 billion (the “Revolving Credit Facility”) and (ii) a delayed draw term loan facility of $725 million (the “Term Loan Facility”), all pursuant to the terms and conditions of the 2025 Credit Agreement. The Term Loan Facility was utilized to refinance (i) $250 million of the outstanding Delayed Draw Term Loan under the 2022 Credit Agreement and (ii) $225 million of the outstanding Term Loan under the 2024 Credit Agreement. After June 30,2025, the remaining $250 million under the Term Loan Facility was drawn and utilized as part of funding for the Inspection Technologies acquisition. The 2025 Credit Agreement includes an incremental facility that allows the Company to request, at prevailing market rates, an aggregate amount not to exceed $1.0 billion, (a) increases to the borrowing commitments under the Revolving Credit Facility and/or (b) new incremental term loan commitments (the "Incremental Facility"). The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
The Revolving Credit Facility matures on April 23, 2030. The Term Loan Facility was fully drawn after June 30, 2025, and all borrowings under the Term Loan Facility mature on April 23, 2030. Amounts borrowed and repaid under the Term Loan

Facility may not be reborrowed. The applicable interest rate for borrowings under the 2025 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public credit rating. At June 30, 2025, the interest rate on the Term Loan Facility was 5.5% and the interest rate on the undrawn Revolving Credit Facility was 5.6%. Obligations under the 2025 Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
Under the 2025 Credit Agreement, the Company has agreed to maintain an Interest Coverage Ratio of at least 3.0 to 1.0, and a Leverage Ratio not to exceed 3.5 to 1.0. The Interest Coverage Ratio is calculated using an earnings metric as defined in the agreement compared to Interest Expense for the four quarters then ended. The Leverage Ratio is defined as net debt (total debt, net of up to $500 million of unrestricted cash) as of the last day of such fiscal quarter to the defined earnings metric for the four quarters then ended. Additionally, the Company may effect an increase in the maximum Leverage Ratio in contemplation of a Material Acquisition. All terms are as defined in the 2025 Credit Agreement.
The Company was in compliance with all financial covenants in the 2025 Credit Agreement as of June 30, 2025.
The following table presents availability under the 2025 Credit Agreement at June 30, 2025:

In millions	Revolving Credit Facility	Term Loan Facility	Total
Maximum Availability	$2,000	$725	$2,725
Outstanding Borrowings (1)	—	(475)	(475)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability (1)	$2,000	$250	$2,250
(1) After June 30, 2025, the remaining $250 million under the Term Loan Facility was drawn in connection with the closing of the acquisition of Inspection Technologies.
Intra-Quarter Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs within a quarter.
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 3.20% Senior Notes due 2025 (the "2025 Notes"), 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes"), 4.70% Senior Notes due 2028 (the "2028 Notes"), 4.90% Senior Notes due 2030 (the "2030 Notes"), 5.611% Senior Notes due 2034 (the "2034 Notes"), and 5.50% Senior Notes due 2035 (the "2035 Notes"). The 2025 Notes, 2026 Notes, 2028 Notes, 2030 Notes, 2034 Notes, and 2035 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes.” Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed at any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes and the Company's guarantee of the Euro Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt, and are senior to all existing and future subordinated indebtedness of the Company.
On May 29, 2025, the Company issued (i) $500 million of 4.90% Senior Notes due 2030 and (ii) $750 million of 5.50% Senior Notes due 2035. The 2030 Notes and 2035 Notes were issued at approximately 100% of face value and the Company recognized approximately $12 million of total deferred financing costs. Interest on the 2030 Notes and 2035 Notes will accrue at a rate of 4.90% and 5.50%, respectively, per year, payable semi-annually on May 29 and November 29 of each year, commencing November 29, 2025. The 2030 Notes will mature on May 29, 2030, and the 2035 Notes will mature on May 29, 2035.
Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of the 2025 Notes at maturity. Proceeds from the 2035 Notes were utilized as part of funding for the Inspection Technologies acquisition, which closed July 1, 2025.
On March 11, 2024, the Company issued $500 million of 5.611% Senior Notes due in 2034. The 2034 Notes were issued at 100% of face value and the Company recognized approximately $5 million of total deferred financing costs. Interest on the 2034 Notes accrues at a rate of 5.611% per year, payable semi-annually on March 11 and September 11 of each year, commencing September 11, 2024. The 2034 Notes will mature on March 11, 2034.

Proceeds from the 2034 Notes, combined with the proceeds from the term loan under the 2024 Credit Agreement and cash on hand, were utilized to repay the outstanding amount of our 4.15% Senior Notes due 2024 (the "2024 Notes") at maturity.
The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity. The US Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's subsidiaries that is a guarantor under the 2025 Credit Agreement. The Euro Notes were issued by Wabtec Transportation Netherlands B.V. and are fully and unconditionally guaranteed by the Parent Company.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of June 30, 2025, the number of shares available for future grants under the 2011 Plan was approximately 3.9 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $24 million and $44 million for the three and six months ended June 30, 2025, respectively, and $17 million and $34 million for the three and six months ended June 30, 2024, respectively. At June 30, 2025, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest was approximately $119 million.
Stock Options Stock options can be granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Options become exercisable over a three-year vesting period and expire 10 years from the date of grant. There were no stock options granted in the periods presented. At June 30, 2025, there were 95,551 shares issuable pursuant to exercisable stock options.

Restricted Stock, Restricted Stock Units and Incentive Stock Units As provided for under the 2011 Plan and 2000 Plan, eligible employees are granted restricted stock and restricted stock units that generally vest over three years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant. The restricted stock units are liability-classified equity awards as they can be settled in cash.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR modifier can increase or decrease the payment by 10% or 20% depending on plan year. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three-year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2025, the Company estimates that it will achieve 186%, 200% and 116% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three-year periods ending December 31, 2025, 2026, and 2027, respectively, and has recorded incentive compensation expense accordingly. If the estimates of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company's common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.

The following table summarizes the restricted stock, restricted stock unit and incentive stock unit activity and related information for the six months ended June 30, 2025:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	728,036	877,064	$115.71
Granted	268,087	160,131	$187.06
Vested	(379,545)	(298,747)	$100.52
Adjustment for incentive stock awards expected to vest	—	48,643	$116.53
Canceled	(13,975)	(1,241)	$133.81
Outstanding at June 30, 2025	602,603	785,850	$144.96

10. INCOME TAXES
The overall effective tax rate for the three and six months ended June 30, 2025 was 24.8% and 24.0%, respectively. The overall effective tax rate for the three and six months ended June 30, 2024 was 24.5% and 24.1%, respectively. The year over year change in the effective rate for the three and six months ended June 30, 2025 was primarily driven by the jurisdictional mix of earnings.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2025	2024	2025	2024
Numerator
Net income attributable to Wabtec shareholders	$336	$289	$658	$561
Less: Net income allocated to non-vested restricted stock	(1)	(1)	(2)	(2)
Numerator for basic and diluted earnings per common share	$335	$288	$656	$559
Denominator
Weighted average shares outstanding - basic	170.6	175.4	170.6	176.0
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans excluding non-vested restricted stock	0.3	0.3	0.3	0.3
Assumed conversion of dilutive non-vested restricted stock	0.3	0.3	0.3	0.3
Weighted average shares outstanding - diluted	171.2	176.0	171.2	176.6
Earnings per common share attributable to Wabtec shareholders
Basic	$1.96	$1.64	$3.84	$3.18
Diluted	$1.96	$1.64	$3.84	$3.17

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the six months ended June 30, 2025 and 2024:

In millions	2025	2024
Balance at beginning of year	$274	$248
Warranty expense	63	60
Warranty claim payments	(59)	(49)
Foreign currency impact/other	8	(4)
Balance at June 30	$286	$255

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at June 30, 2025 and December 31, 2024. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three and six months ended June 30, 2025 and 2024, the amounts reclassified into income were not material.
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

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other income, net. The net gains and losses related to these contracts, except as described below, were not material for the three and six months ended June 30, 2025 and 2024. These contracts typically mature within one year.
In connection with the announced definitive agreement to acquire Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €440 million to mitigate foreign currency exposure of the purchase price. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other income, net. For the three and six months ended June 30, 2025 these contracts resulted in a gain of $32 million.
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. During the second quarter of 2025, interest rate hedge contracts related to Senior Notes issued during 2025 closed. During the first quarter of 2024, interest rate hedge contracts related to the 2034 Notes closed. For the three and six months ended June 30, 2025 and 2024, the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three and six months ended June 30, 2025 and 2024, the amounts recognized as income or expense were not material.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of June 30, 2025, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$6	$34	$198	$585
Other current liabilities	2	(14)	(2)	463	148
Total		$(8)	$32	$661	$733
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
During the third quarter of 2023, a competitor of the Company, Progress Rail (“Progress”), which is a Caterpillar Inc. company, sued the Company in the U.S. District Court for the District of Delaware asserting antitrust, breach of contract, unfair competition law, defamation and false advertising claims. The complaint challenges the Wabtec-GE Transportation merger and contends that since the merger, Wabtec has unlawfully monopolized the markets for long-haul freight locomotives, Tier IV long-haul freight locomotives and energy management systems by, among other things, failing to ensure that Progress’ products are interoperable with Wabtec’s locomotives and cab electronics. Progress seeks an order requiring Wabtec to divest GE Transportation, unspecified treble damages for its alleged lost profits from reduced sales of locomotive and cab systems and attorneys’ fees and costs. It also asks the court to enjoin Wabtec from engaging in the conduct and require the Company to comply with its agreements with Progress. On June 12, 2025, the Court dismissed the antitrust claims against Wabtec saying that no harmful effects on competition resulting from the merger had been shown. The Court did not dismiss the alleged breach of contract, unfair competition, defamation and false advertising claims, which Wabtec intends to vigorously defend.
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
Segment financial information for the three months ended June 30, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,919	$787	$—	$2,706
Cost of sales	(1,222)	(546)	—	(1,768)
Gross profit	$697	$241	$—	$938
Gross margin	36.3%	30.7%
Selling, general & administrative expenses	$(181)	$(114)	$(52)	$(347)
Engineering expenses	(38)	(12)	—	(50)
Amortization expense	(63)	(6)	—	(69)
Income (loss) from operations	415	109	(52)	472
Interest expense and other, net	—	—	(22)	(22)
Income (loss) before income taxes	$415	$109	$(74)	$450
Intersegment sales/(elimination)	$13	$12	$(25)	$—
Depreciation and amortization	$95	$18	$4	$117
Capital expenditures	$25	$12	$2	$39
Segment assets	$13,390	$4,405	$2,596	$20,391

Segment financial information for the three months ended June 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,920	$724	$—	$2,644
Cost of sales	(1,251)	(519)	—	(1,770)
Gross profit	$669	$205	$—	$874
Gross margin	34.8%	28.3%
Selling, general & administrative expenses	$(165)	$(108)	$(43)	$(316)
Engineering expenses	(47)	(10)	—	(57)
Amortization expense	(66)	(5)	—	(71)
Income (loss) from operations	391	82	(43)	430
Interest expense and other, net	—	—	(45)	(45)
Income (loss) before income taxes	$391	$82	$(88)	$385
Intersegment sales/(elimination)	$12	$10	$(22)	$—
Depreciation and amortization	$98	$16	$4	$118
Capital expenditures	$33	$12	$1	$46
Segment assets	$13,355	$3,917	$1,604	$18,876
Segment financial information for the six months ended June 30, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,820	$1,496	$—	$5,316
Cost of sales	(2,438)	(1,040)	—	(3,478)
Gross profit	$1,382	$456	$—	$1,838
Gross margin	36.2%	30.5%
Selling, general & administrative expenses	$(345)	$(221)	$(88)	$(654)
Engineering expenses	(74)	(22)	—	(96)
Amortization expense	(128)	(14)	—	(142)
Income (loss) from operations	835	199	(88)	946
Interest expense and other, net	—	—	(70)	(70)
Income (loss) before income taxes	$835	$199	$(158)	$876
Intersegment sales/(elimination)	$24	$21	$(45)	$—
Depreciation and amortization	$192	$38	$7	$237
Capital expenditures	$56	$22	$5	$83

Segment financial information for the six months ended June 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,744	$1,397	$—	$5,141
Cost of sales	(2,450)	(1,002)	—	(3,452)
Gross profit	$1,294	$395	$—	$1,689
Gross margin	34.6%	28.3%
Selling, general & administrative expenses	$(315)	$(209)	$(73)	$(597)
Engineering expenses	(86)	(19)	—	(105)
Amortization expense	(134)	(11)	—	(145)
Income (loss) from operations	759	156	(73)	842
Interest expense and other, net	—	—	(94)	(94)
Income (loss) before income taxes	$759	$156	$(167)	$748
Intersegment sales/(elimination)	$25	$21	$(46)	$—
Depreciation and amortization	$201	$32	$8	$241
Capital expenditures	$50	$25	$2	$77
Sales to external customers by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Freight Segment:
Services	$781	$737	$1,644	$1,475
Equipment	546	570	1,022	1,096
Components	401	414	782	798
Digital Intelligence	191	199	372	375
Total Freight Segment	$1,919	$1,920	$3,820	$3,744

Transit Segment:
Original Equipment Manufacturer	$353	$310	$675	$620
Aftermarket	434	414	821	777
Total Transit Segment	$787	$724	$1,496	$1,397

16. OTHER INCOME, NET
The components of Other income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Foreign currency loss	$(6)	$(1)	$(14)	$(5)
Gain on mark-to-market derivatives	32	—	32	—
Equity (loss) income	(3)	1	—	2
Expected return on pension assets/amortization	3	2	5	4
Other miscellaneous (expense) income, net	(2)	2	(1)	1
Total Other income, net	$24	$4	$22	$2
In connection with the announced definitive agreement to acquire Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €440 million to mitigate foreign currency exposure of the purchase price. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other income, net. For the three and six months ended June 30, 2025, these contracts resulted in a gain of $32 million.

17. RESTRUCTURING
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are key strategic initiatives aimed at achieving these focus areas.
Integration 3.0
Integration 3.0 is a multi-year strategic initiative to further consolidate our footprint, reduce complexity and streamline manufacturing, engineering, administrative, and commercial activities. The Company anticipates that it will incur one-time restructuring charges related to Integration 3.0 of approximately $80 million to $100 million. Amounts recorded to date are approximately $20 million, including amounts recorded during the fourth quarter 2024, and are primarily for employee-related costs. Cash payments for the three and six months ended June 30, 2025 were not material.
A summary of restructuring charges related to the Integration 3.0 initiative is as follows:

In millions	Three Months Ended June 30,	Six Months Ended June 30, 2025
Freight Segment:
Cost of goods sold	$1	$2
Selling, general and administrative expenses	1	1
Total Freight Segment	$2	$3

Transit Segment:
Cost of goods sold	$1	$3
Selling, general and administrative expenses	1	5
Total Transit Segment	$2	$8
Total Integration 3.0 restructuring charges	$4	$11
Portfolio Optimization
Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec recorded net charges of approximately $3 million during the six months ended June 30, 2025, and $2 million and $5 million during the three and six months ended June 30, 2024, respectively, primarily for asset write downs related to Portfolio Optimization. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $59 million.
Integration 2.0
Integration 2.0 is a multi-year strategic initiative to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. The Company anticipates that it will incur one-time restructuring charges related to Integration 2.0 of up to approximately $170 million, of which approximately $145 million has been incurred to date. There were no material charges or cash payments during the three and six months ended June 30, 2025. Wabtec recorded charges of $4 million and $12 million for the three and six months ended June 30, 2024, respectively. Cash payments made during the three and six months ended June 30, 2024 were $8 million and $30 million, respectively.

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
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2025, approximately half of the Company’s Net sales came from customers outside the United States.
Business Update
On July 1, 2025, Wabtec completed the previously announced acquisition of Evident’s Inspection Technologies division (Inspection Technologies), formerly part of the Scientific Solutions Division of Olympus Corporation, for approximately $1.78 billion. Inspection Technologies is a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets. Inspection Technologies' industry presence and innovative product portfolio will significantly expand Wabtec's capabilities and complement the existing product portfolio of Digital Intelligence.
On July 7, 2025, the Company announced a definitive agreement to acquire Frauscher Sensor Technology Group, GmbH ("Frauscher"), a global market leader in train detection, wayside object control solutions and axle counting systems, for approximately €675 million. The acquisition positions Wabtec for accelerated, profitable growth, and further strengthens the Company’s Digital Intelligence business by adding highly attractive and complementary railway signaling technologies. Additionally, during the first quarter of 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers for approximately €890 million. Dellner Couplers is a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock. The acquisition brings highly attractive and complementary technologies to the Transit business and provides synergies by complementing our core transit systems portfolio. Both announced acquisitions are subject to customary closing conditions and regulatory approval. Transaction costs incurred during the three and six months ended June 30, 2025 related to completed and announced acquisitions were approximately $25 million and $35 million, respectively.
During the first six months of 2025, Wabtec signed a $140 million new locomotive order with a North American Class I railroad, signed new locomotive, mining and service orders in the Asia-Pacific region totaling $127 million, signed two multi-year transit platform door contracts valued at $85 million, and secured a $47 million order to provide brakes and couplers for servicing a North American customer. Wabtec also continued to drive recurring revenue in the global market by winning a new service contract in Kazakhstan worth $299 million. Additionally, in March of 2025, Moody's upgraded the Senior Notes ratings to Baa2 from Baa3 and changed the outlook to stable from positive, and S&P Global Ratings reaffirmed Wabtec's credit rating at BBB with a Stable outlook.
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are restructuring initiatives, including Integration 3.0, Portfolio Optimization and Integration 2.0, aimed at achieving these focus areas. During the first six months of 2025, Wabtec incurred $15 million of restructuring costs related to programs under these initiatives, primarily for employee-related costs.
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

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2025 COMPARED TO SECOND QUARTER 2024
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In millions	2025	2024
Net sales:
Sales of goods	$2,226	$2,145
Sales of services	480	499
Total Net sales	2,706	2,644
Cost of sales:
Cost of goods	(1,481)	(1,490)
Cost of services	(287)	(280)
Total Cost of sales	(1,768)	(1,770)
Gross profit	938	874
Operating expenses:
Selling, general and administrative expenses	(347)	(316)
Engineering expenses	(50)	(57)
Amortization expense	(69)	(71)
Total Operating expenses	(466)	(444)
Income from operations	472	430
Other income and expenses:
Interest expense, net	(46)	(49)
Other income, net	24	4
Income before income taxes	450	385
Income tax expense	(111)	(94)
Net income	339	291
Less: Net income attributable to noncontrolling interest	(3)	(2)
Net income attributable to Wabtec shareholders	$336	$289
The following table shows the major components of the change in Net sales in the three months ended June 30, 2025 from the three months ended June 30, 2024:

In millions	Freight Segment	Transit Segment	Total
Second Quarter 2024 Net sales	$1,920	$724	$2,644
Acquisitions	18	9	27
Foreign Exchange	(11)	22	11
Organic	(8)	32	24
Second Quarter 2025 Net sales	$1,919	$787	$2,706

Net sales
Net sales for the three months ended June 30, 2025 increased by $62 million, or 2.3%, to $2.71 billion compared to the same period in 2024. Organic sales increased $24 million which was attributable to the Transit Segment, partially offset by the Freight Segment. Transit sales increased from higher demand for Original Equipment Manufacturing and Aftermarket products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Freight Components sales decreased primarily due to lower North America rail car build and the exit of low margin business offerings through Portfolio Optimization. Freight Equipment sales decreased primarily due to lower mining sales and lower locomotive deliveries due to a supplied part issue. Freight Services sales increased from higher deliveries of locomotive modernizations and higher parts sales. Sales from acquisitions contributed $27 million, and favorable changes in foreign exchange increased Net sales by $11 million.
Cost of sales
Cost of sales for the three months ended June 30, 2025 decreased by $2 million, or 0.1%, to $1.77 billion compared to the same period in 2024. Cost of sales as a percentage of Net sales was 65.3% and 67.0% for the three months ended June 30, 2025 and 2024, respectively. The improvement in gross margin is attributable to favorable mix within the Freight Segment, strong productivity and cost management, Integration 2.0 and 3.0 savings, and the exit of low margin business offerings through Portfolio Optimization. Costs of sales for the three months ended June 30, 2025 and 2024 included $3 million and $6 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $22 million, or 5.0%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to the increase in Net sales and transaction costs associated with announced acquisitions. Operating expenses as a percentage of sales were 17.2% and 16.8% for the three months ended June 30, 2025 and 2024, respectively. Selling, general and administrative expenses ("SG&A") increased $31 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase is primarily from transaction costs associated with announced acquisitions and costs incurred to support the higher sales volume, partially offset by the impacts of Integration 2.0. Transaction costs associated with announced acquisitions included in SG&A were $25 million for three months ended June 30, 2025. SG&A for the three months ended June 30, 2025 and 2024 both included $3 million of costs related to restructuring initiatives. Engineering expenses decreased $7 million due to the timing of investments in new technology.
Interest expense, net
Interest expense, net, decreased $3 million to $46 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to interest income earned on cash balances.
Other income, net
Other income, net increased $20 million to $24 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $32 million gain on mark-to-market derivatives in the current period associated with the anticipated acquisition of Dellner Couplers, partially offset by lower equity income and higher foreign exchange losses.
Income taxes
The effective income tax rate was 24.8% and 24.5% for the three months ended June 30, 2025 and 2024, respectively. The year over year increase in the effective rate was primarily driven by the jurisdictional mix of earnings.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2025	2024	Change	% Change
Net sales:
Sales of goods	$1,440	$1,423	$17	1.2%
Sales of services	479	497	(18)	(3.6)%
Total Net sales	1,919	1,920	(1)	(0.1)%
Cost of sales:
Cost of goods	(936)	(972)	(36)	(3.7)%
Cost of services	(286)	(279)	7	2.5%
Total Cost of sales	(1,222)	(1,251)	(29)	(2.3)%
Cost of sales (% of Net sales)	63.7%	65.2%	(1.5)

Gross profit	697	669	28	4.2%

Operating expenses	(282)	(278)	4	1.4%

Income from operations	$415	$391	$24	6.1%
Income from operations (% of Net sales)	21.6%	20.4%	1.2
The following table shows the major components of the change in Net sales for the Freight Segment in the second quarter of 2025 from the second quarter of 2024:

In millions
Second Quarter 2024 Net sales	$1,920
Acquisitions	18
Foreign Exchange	(11)
Organic changes in Net sales by Product Line:
Services	48
Components	(30)
Equipment	(16)
Digital Intelligence	(10)
Second Quarter 2025 Net sales	$1,919
Net sales
Freight Segment organic sales decreased by $8 million driven primarily by Components sales from lower North America rail car build and the exit of low margin business offerings through Portfolio Optimization and Equipment sales from lower mining sales and lower locomotive deliveries due to a supplied part issue. This was partially offset by increased Services sales from higher deliveries of locomotive modernizations and higher parts sales. Sales from acquisitions contributed $18 million, and unfavorable changes in foreign exchange decreased sales by $11 million.
Cost of sales
Freight Segment Cost of sales decreased $29 million, primarily from the exit of low margin business offerings through Portfolio Optimization, and Cost of sales as a percentage of Net sales decreased 1.5 percentage points. The improvement in gross margin is attributable to favorable mix within the Freight Segment product lines, strong productivity and cost management, and Portfolio Optimization. Cost of sales for the three months ended June 30, 2025 and 2024 included $2 million and $5 million, respectively, of costs related to restructuring initiatives.

Operating expenses
Freight Segment Operating expenses as a percentage of Net sales were 14.7% and 14.4% for the three months ended June 30, 2025 and 2024, respectively. Freight Segment Operating expenses increased by $4 million, primarily driven by higher SG&A expenses resulting from acquisitions, partially offset by a reduction in research and development costs and lower amortization expense for intangibles associated with the GE Transportation acquisition.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2025	2024	Change	% Change
Net sales	$787	$724	$63	8.7%
Cost of sales	(546)	(519)	27	5.2%
Cost of sales (% of Net sales)	69.3%	71.7%	(2.4)

Gross profit	241	205	36	17.6%

Operating expenses	(132)	(123)	9	7.3%

Income from operations	$109	$82	$27	32.9%
Income from operations (% of Net sales)	13.9%	11.3%	2.6
The following table shows the major components of the change in Net sales for the Transit Segment in the second quarter of 2025 from the second quarter of 2024:

In millions
Second Quarter 2024 Net sales	$724
Acquisitions	9
Foreign Exchange	22
Organic changes in Net sales by Product Line:
Original Equipment Manufacturing	25
Aftermarket	7
Second Quarter 2025 Net sales	$787
Net sales
Transit Segment organic sales increased by $32 million driven by strong Original Equipment Manufacturing and Aftermarket sales primarily as a result of increased demand for products and services due to fleet expansion and renewals and increased passenger ridership levels, and increased investments in sustainable infrastructure. Sales from acquisitions contributed $9 million, and favorable changes in foreign exchange rates increased sales by $22 million.
Cost of sales
Transit Segment Cost of sales increased by $27 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased by 2.4 percentage points. The increase in gross margin was attributable to increased productivity and the benefits from structured cost actions taken through prior years' restructuring and integration projects, primarily Integration 2.0 and 3.0. Transit Segment Cost of sales for the three months ended June 30, 2025 and 2024 both included $1 million of costs related to restructuring initiatives.
Operating expenses
Transit Segment Operating expenses as a percentage of Net sales were 16.8% and 17.0% for the three months ended June 30, 2025 and 2024, respectively. Transit Segment Operating expenses increased by $9 million as compared to the prior year. Higher SG&A expenses to support higher sales volume were partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit SG&A expenses for the three months ended June 30, 2025 and 2024 included $4 million and $3 million, respectively, of costs related to restructuring initiatives.

FIRST SIX MONTHS OF 2025 COMPARED TO FIRST SIX MONTHS OF 2024
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Six Months Ended June 30,
In millions	2025	2024
Net sales:
Sales of goods	$4,383	$4,152
Sales of services	933	989
Total Net sales	5,316	5,141
Cost of sales:
Cost of goods	(2,931)	(2,901)
Cost of services	(547)	(551)
Total Cost of sales	(3,478)	(3,452)
Gross profit	1,838	1,689
Operating expenses:
Selling, general and administrative expenses	(654)	(597)
Engineering expenses	(96)	(105)
Amortization expense	(142)	(145)
Total Operating expenses	(892)	(847)
Income from operations	946	842
Other income and expenses:
Interest expense, net	(92)	(96)
Other income, net	22	2
Income before income taxes	876	748
Income tax expense	(210)	(180)
Net income	666	568
Less: Net income attributable to noncontrolling interest	(8)	(7)
Net income attributable to Wabtec shareholders	$658	$561
The following table shows the major components of the change in Net sales in the six months ended June 30, 2025 from the six months ended June 30, 2024:

In millions	Freight Segment	Transit Segment	Total
First Six Months of 2024 Net sales	$3,744	$1,397	$5,141
Acquisitions	33	17	50
Foreign Exchange	(37)	5	(32)
Organic	80	77	157
First Six Months of 2025 Net sales	$3,820	$1,496	$5,316

Net sales
Net sales for the six months ended June 30, 2025 increased by $175 million, or 3.4%, to $5.32 billion compared to the same period in 2024. Organic sales increased $157 million which was attributable to both the Freight and Transit Segments. Freight Services sales increased from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales. Freight Equipment sales decreased primarily due to lower locomotive deliveries and lower mining sales. Transit sales increased from higher demand for Original Equipment Manufacturing and Aftermarket products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Sales from acquisitions contributed $50 million, and unfavorable changes in foreign exchange rates decreased Net sales by $32 million.
Cost of sales
Cost of sales for the six months ended June 30, 2025 increased by $26 million, or 0.8%, to $3.48 billion compared to the same period in 2024. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 65.4% and 67.2% for the six months ended June 30, 2025 and 2024, respectively. The improvement in gross margin is attributable to favorable mix within the Freight Segment, strong productivity and cost management, Integration 2.0 and 3.0 savings, and the exit of low margin business offerings through Portfolio Optimization. Cost of sales for the six months ended June 30, 2025 and 2024 included $6 million and $12 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $45 million, or 5.3%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to the increase in Net sales and transaction costs associated with announced acquisitions. Operating expenses as a percentage of sales were 16.8% and 16.5% for the six months ended June 30, 2025 and 2024, respectively. SG&A expenses increased $57 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase is primarily from costs incurred to support the higher sales volume, transaction costs associated with announced acquisitions and higher employee compensation and benefit costs, partially offset by the impacts of Integration 2.0 and 3.0. Transaction costs associated with announced acquisitions included in SG&A were $35 million for six months ended June 30, 2025. SG&A for the six months ended June 30, 2025 and 2024 included $8 million and $6 million, respectively, of costs related to restructuring initiatives. Engineering expenses decreased $9 million due to the timing of investments in new technology.
Interest expense, net
Interest expense, net, decreased $4 million to $92 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to interest income earned on cash balances.
Other income, net
Other income, net, increased $20 million to $22 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a $32 million gain on mark-to-market derivatives in the current period associated with the anticipated acquisition of Dellner Couplers, partially offset by lower equity income and higher foreign exchange losses.
Income taxes
The effective income tax rate was 24.0% and 24.1% for the six months ended June 30, 2025 and 2024, respectively. The year over year decrease in the effective tax rate was primarily driven by the jurisdictional mix of earnings.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2025	2024	Change	% Change
Net sales:
Sales of goods	$2,890	$2,760	$130	4.7%
Sales of services	930	984	(54)	(5.5)%
Total Net sales	3,820	3,744	76	2.0%
Cost of sales:
Cost of goods	(1,893)	(1,902)	(9)	(0.5)%
Cost of services	(545)	(548)	(3)	(0.5)%
Total Cost of sales	(2,438)	(2,450)	(12)	(0.5)%
Cost of sales (% of Net sales)	63.8%	65.4%	(1.6)

Gross profit	1,382	1,294	88	6.8%

Operating expenses	(547)	(535)	12	2.2%

Income from operations	$835	$759	$76	10.0%
Income from operations (% of Net sales)	21.9%	20.3%	1.6
The following table shows the major components of the change in Net sales for the Freight Segment in the first six months of 2025 from the first six months of 2024:

In millions
First Six Months of 2024 Net sales	$3,744
Acquisitions	33
Foreign Exchange	(37)
Organic changes in Net sales by Product Line:
Services	179
Equipment	(54)
Components	(42)
Digital Intelligence	(3)
First Six Months of 2025 Net sales	$3,820
Net sales
Freight Segment organic sales increased by $80 million driven primarily by Services sales from higher deliveries of locomotive modernizations and engine overhauls and higher parts sales. This was partially offset by decreased Equipment sales from lower locomotive deliveries and lower mining sales and decreased Components sales from lower North America rail car build and the exit of low margin business offerings through Portfolio Optimization. Sales from acquisitions contributed $33 million, and unfavorable changes in foreign exchange decreased sales by $37 million.
Cost of sales
Freight Segment Cost of sales decreased by $12 million, primarily from the exit of low margin business offerings through Portfolio Optimization, partially offset by higher sales volume, and Cost of sales as a percentage of Net sales decreased 1.6 percentage points. The improvement in gross margin is attributable to favorable mix within the Freight Segment product lines, strong productivity and cost management, Portfolio Optimization, and Integration 2.0 and 3.0. Cost of sales for the six months ended June 30, 2025 and 2024 included $4 million and $8 million, respectively, of costs related to restructuring initiatives.

Operating expenses
Freight Segment Operating expenses as a percentage of Net sales were 14.3% for both the six months ended June 30, 2025 and 2024. Freight Segment Operating expenses increased by $12 million, primarily driven by higher SG&A expenses resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions. This was partially offset by a reduction in research and development costs and lower amortization expense for intangibles associated with the GE Transportation acquisition.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2025	2024	Change	% Change
Net sales	$1,496	$1,397	$99	7.1%
Cost of sales	(1,040)	(1,002)	38	3.8%
Cost of sales (% of Net sales)	69.5%	71.7%	(2.2)

Gross profit	456	395	61	15.4%

Operating expenses	(257)	(239)	18	7.5%

Income from operations	$199	$156	$43	27.6%
Income from operations (% of Net sales)	13.3%	11.2%	2.1
The following table shows the major components of the change in Net sales for the Transit Segment in the first six months of 2025 from the first six months of 2024:

In millions
First Six Months of 2024 Net sales	$1,397
Acquisitions	17
Foreign Exchange	5
Organic changes in Net sales by Product Line:
Original Equipment Manufacturing	41
Aftermarket	36
First Six Months of 2025 Net sales	$1,496
Net sales
Transit Segment organic sales increased by $77 million driven by strong Original Equipment Manufacturing and Aftermarket sales primarily as a result of increased demand for products and services, due to fleet expansion and renewals and increased passenger ridership levels and increased investments in sustainable infrastructure. Sales from acquisitions contributed $17 million, and favorable changes in foreign exchange rates increased sales by $5 million.
Cost of sales
Transit Segment Cost of sales increased by $38 million, primarily due to higher sales volume, and Costs of sales as a percentage of Net sales decreased by 2.2 percentage points. The increase in gross margin is primarily attributable to increased productivity and the benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit Cost of sales for the six months ended June 30, 2025 and 2024 included $2 million and $4 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Transit Segment Operating expenses as a percentage of Net sales were 17.2% and 17.1% for the six months ended June 30, 2025 and 2024, respectively. Transit Segment Operating expenses increased by $18 million as compared to the prior year. Higher SG&A expenses to support higher sales volume and higher employee compensation and benefit costs were partially offset by benefits from structured cost actions taken through Integration 2.0 and prior years' restructuring and integration projects. Transit SG&A expenses for the six months ended June 30, 2025 and 2024 included $8 million and $6 million, respectively, of costs related to restructuring initiatives.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows, borrowings under the 2025 Credit Agreement, with a consortium of commercial banks, and proceeds from the Company’s Senior Notes. Additionally, the Company utilizes the Revolving Receivables Program and supply chain financing program described below, as well as other short-term financing agreements with certain banks, for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In millions	2025	2024
Cash provided by (used for):
Operating activities	$400	$569
Investing activities	$(98)	$(57)
Financing activities	$454	$(523)
Operating activities In the first six months of 2025, cash provided by operating activities was $400 million compared to $569 million in the first six months of 2024. Significant changes to the sources and (uses) of cash for the six month periods include the following:
•$98 million from increased Net income, partially offset by $(32) million for a non-cash gain on mark-to-market derivatives;
•$(97) million from changes in receivables driven by the timing of collections from customers;
•$(60) million from changes in inventory primarily driven by the timing of locomotive deliveries due to a supplied part issue; and,
•$(58) million from changes to employee related benefit payments.
Investing activities In the first six months of 2025 and 2024, cash used for investing activities was $(98) million and $(57) million, respectively. During the first six months of 2025, Wabtec used $(83) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes and used $(21) million for acquisitions. During the first six months of 2024, Wabtec used $(77) million for additions to property, plant, and equipment and received $20 million of proceeds from disposals of property, plant and equipment.
Financing activities In the first six months of 2025, cash provided by financing activities was $454 million which included $735 million from net changes in debt, $(148) million in stock repurchases, $(87) million of dividend payments, and $(39) million of payments for income tax withholding on share-based compensation. In the first six months of 2024, cash used for financing activities was $(523) million, which included $(58) million from net changes in debt, $(375) million in stock repurchases, $(71) million of dividend payments, and $(23) million of payments for income tax withholding on share-based compensation.
During the second quarter of 2025, the Company entered into the 2025 Credit Agreement, which amended and restated the 2022 Credit Agreement and refinanced the 2024 Credit Agreement. The 2025 Credit Agreement increased the amount available under the Revolving Credit Facility to $2.0 billion and provided a Term Loan Facility of $725 million. The Term Loan Facility was utilized to refinance (i) $250 million of the outstanding Delayed Draw Term Loan under the 2022 Credit Agreement and (ii) $225 million of the outstanding term loan under the 2024 Credit Agreement. After June 30, 2025, the remaining $250 million under the Term Loan Facility was drawn and utilized as part of funding for the Inspection Technologies acquisition.
Also during the second quarter of 2025, the Company issued $500 million of Senior Notes due in 2030 and $750 million of Senior Notes due in 2035. Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of the 2025 Notes at maturity. Proceeds from the 2035 Notes were utilized as part of funding for the Inspection Technologies acquisition.
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

As of June 30, 2025, the Company held approximately $1.50 billion of cash, cash equivalents and restricted cash, of which approximately $976 million was held within the United States and approximately $523 million was held outside of the United States, primarily in Europe, India, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of June 30, 2025, approximately $13 million of the Company's $1.50 billion cash balance was classified as restricted.
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
During the six months ended June 30, 2025, the Company borrowed and repaid $350 million against the collateralized receivables. There were no receivables sold during the six months ended June 30, 2025. Net cash payments included in cash from operations from the Revolving Receivables Program was $(20) million for the six months ended June 30, 2024. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Total Available Liquidity
The components of total available liquidity were as follows:

In millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,486	$706
Revolving Credit Facility	2,000	1,500
Term Loan Facility	250	—
Revolving Receivables Program	350	350
Total Available Liquidity	$4,086	$2,556
On July 1, 2025, Wabtec acquired Inspection Technologies for $1.78 billion, which was financed through a combination of cash on hand, proceeds from the 2035 Notes, and borrowings under other sources of available liquidity.
On March 18, 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, with a purchase price of approximately €890 million. In connection with the announced definitive agreement to acquire Dellner Couplers, the Company entered into foreign exchange contracts for a notional amount of €440 million to mitigate foreign currency exposure associated with the acquisition. In addition, on July 7, 2025, Wabtec announced a definitive agreement to acquire Frauscher Sensor Technology Group, with a purchase price of approximately €675 million. Wabtec intends to finance these acquisitions using cash on hand, together with a mix of short- and long-term borrowings.
Guarantor Summarized Financial Information
Westinghouse Air Brake Technologies Corporation (the “Parent Company”) has issued 3.20% Senior Notes due 2025, 3.45% Senior Notes due 2026, 4.70% Senior Notes due 2028, 4.90% Senior Notes due 2030, 5.611% Senior Notes due 2034, and 5.50% Senior Notes due 2035 (collectively, the “US Notes”).
The obligations under the US Notes issued by the Parent Company have been fully and unconditionally guaranteed by certain of the Parent Company's U.S. subsidiaries ("Guarantor Subsidiaries"), currently comprising GE Transportation, a Wabtec Company, RFPC Holding Corp., Transportation IP Holdings, LLC, Transportation Systems Services Operations Inc., Wabtec Components LLC, Wabtec Holding LLC, Wabtec Railway Electronics Holdings, LLC, Wabtec Transportation Systems, LLC and Wabtec US Rail, Inc.. Each guarantor is 100% owned by the Parent Company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. The Euro Notes are issued by Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") and are fully and unconditionally guaranteed by the Parent Company.
The following tables present summarized financial information of the Parent Company and the Guarantor Subsidiaries on a combined basis. The combined summarized financial information eliminates (i) intercompany balances and transactions among the Parent Company and Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is not a Guarantor Subsidiary.
The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Parent Company, as the issuer of the US Notes, and Guarantor Subsidiaries.
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2025
Net sales	$3,039
Gross profit	$469
Net income attributable to Wabtec shareholders	$163
Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	June 30, 2025	December 31, 2024
Current assets	$2,236	$1,624
Noncurrent assets	$3,457	$3,500
Current liabilities	$1,936	$2,278
Long-term debt	$4,199	$2,962
Other non-current liabilities	$582	$738

The following is a description of the transactions between the combined Parent Company and Guarantor Subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2025
Net sales to non-guarantor subsidiaries	$479
Purchases from non-guarantor subsidiaries	$573

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	June 30, 2025
Amount due to non-guarantor subsidiaries	$7,372

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
The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for Wabtec Netherlands, as the issuer of the Euro Notes, and Parent Company guarantor.
Summarized Statement of Income

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Six Months Ended June 30, 2025
Net sales	$277
Gross profit	$60
Net loss attributable to Wabtec shareholders	$(91)
Summarized Balance Sheet

	Unaudited
	Issuer and Parent Company (Guarantor)
In millions	June 30, 2025	December 31, 2024
Current assets	$1,271	$546
Noncurrent assets	$657	$646
Current liabilities	$477	$1,014
Long-term debt	$4,782	$3,479
Other non-current liabilities	$49	$49

The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Six Months Ended June 30, 2025
Net sales to non-guarantor subsidiaries	$19
Purchases from non-guarantor subsidiaries	$59

Unaudited
Issuer and Parent Company (Guarantor)
In millions	June 30, 2025
Amount due to non-guarantor subsidiaries	$8,599
Contractual Obligations
During the second quarter of 2025, the Company entered into the 2025 Credit Agreement and utilized the Term Loan Facility, which will mature on April 23, 2030 to refinance (i) $250 million of the outstanding Delayed Draw Term Loan that was scheduled to mature August 15, 2027 under the 2022 Credit Agreement and (ii) $225 million of the outstanding term loan that was scheduled to mature March 14, 2029 under the 2024 Credit Agreement. Also during the second quarter of 2025, the Company issued $500 million of 2030 Notes and $750 million of 2035 Notes. Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of the 2025 Notes at maturity. As a result of the foregoing, as of June 30, 2025, contractual obligations related to the repayment of long-term debt decreased for 2026-2027 from $1,520 million to $1,270 million and for 2028-2029 from $1,475 million to $1,250 million, and increased for 2030 and beyond from $500 million to $2,225 million.
On July 1, 2025, the Company utilized cash on hand, together with the proceeds from the 2035 Notes, and borrowings under other sources of available liquidity to fund the acquisition of Inspection Technologies at closing.
Company Stock Repurchase Plan
On December 3, 2024, the Board of Directors authorized an additional $1.0 billion to the Company's existing stock repurchase program for stock repurchases of the Company’s outstanding shares. This new authorization provides an additional $1.0 billion that became available for repurchases after the remaining availability as of December 3, 2024 was expended. No time limit was set for the completion of the program, which conformed to the requirements under the 2022 Credit Agreement and the 2024 Credit Agreement, and complies with the requirements under the 2025 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2025, approximately $852 million was remaining under the stock repurchase plan.
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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2025. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2025:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2025	—	$—	—	$902
May 2025	—	$—	—	$902
June 2025	245,919	$203.32	245,919	$852
Total quarter ended June 30, 2025	245,919	$203.32	245,919	$852
(1)     On December 3, 2024, the Board of Directors authorized an additional $1.0 billion to the Company's existing stock repurchase program for stock repurchases of the Company’s outstanding shares. This new authorization provides an additional $1.0 billion that became available for repurchases after the remaining availability as of December 3, 2024 was expended. No time limit was set for the completion of the program, which conformed to the requirements under the 2022 Credit Agreement and the 2024 Credit Agreement, and complies with the requirements under the 2025 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2025, approximately $852 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 5.    OTHER INFORMATION
On June 12, 2025, Rafael Santana, Wabtec’s President and Chief Executive Officer, entered into a stock trading plan (the “Plan”) designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Under the terms of the plan, up to 21,577 shares jointly owned by Mr. Santana and his spouse may be sold from September 2025 to February 2026.
Other than with respect to Mr. Santana’s Plan, none of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the second quarter ended June 30, 2025.

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

4.1
Thirteenth Supplemental Indenture, dated as of May 14, 2025, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors party thereto, Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) and U.S. Bank Trust Company, National Association.

4.2
Fourteenth Supplemental Indenture, dated May 29, 2025, by and among the Company, the subsidiary guarantors party thereto, Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) and U.S. Bank Trust Company, National Association, as trustee for the Notes.

4.3	Form of 4.900% Senior Note due 2030 (including the Notation of Guarantee) (included in Exhibit 4.2).

4.4	Form of 5.500% Senior Note due 2035 (including the Notation of Guarantee) (included in Exhibit 4.2).

10.1
Amended and Restated Credit Agreement, dated as of April 23, 2025, among Westinghouse Air Brake Technologies Corporation, Wabtec Transportation Netherlands B.V. and the other borrowing subsidiaries party thereto, the lenders party thereto and PNC Bank, National Association as administrative agent.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 24, 2025