Form 10-Q
period 2025-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2025-10-22
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 17, 2025, there were 170,957,186 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2025
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	September 30, 2025	December 31, 2024
Assets
Assets
Cash, cash equivalents and restricted cash	$528	$715
Accounts receivable	1,662	1,152
Unbilled accounts receivable	536	550
Inventories, net	2,747	2,314
Other current assets	315	212
Total current assets	5,788	4,943
Property, plant and equipment, net	1,534	1,447
Goodwill	9,853	8,710
Other intangible assets, net	3,546	2,934
Other noncurrent assets	806	668
Total noncurrent assets	15,739	13,759
Total Assets	$21,527	$18,702
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,429	$1,300
Customer deposits	940	693
Accrued compensation	424	425
Accrued warranty	261	248
Current portion of long-term debt	251	500
Other accrued liabilities	759	626
Total current liabilities	4,064	3,792
Long-term debt	5,034	3,480
Accrued postretirement and pension benefits	64	58
Deferred income taxes	553	376
Other long-term liabilities	717	863
Total Liabilities	10,432	8,569
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized; 171.9 shares issued and 170.9 outstanding at September 30, 2025; 226.9 shares issued and 171.3 outstanding at December 31, 2024	1	2
Additional paid-in capital	8,047	8,023
Treasury stock, at cost, 1.0 and 55.6 shares, at September 30, 2025 and December 31, 2024, respectively	(115)	(3,273)
Retained earnings	3,719	6,185
Accumulated other comprehensive loss	(604)	(846)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	11,048	10,091
Noncontrolling interest	47	42
Total Equity	11,095	10,133
Total Liabilities and Equity	$21,527	$18,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2025	2024	2025	2024

Net sales:
Sales of goods	$2,425	$2,171	$6,808	$6,323
Sales of services	461	492	1,394	1,481
Total net sales	2,886	2,663	8,202	7,804
Cost of sales:
Cost of goods	(1,617)	(1,512)	(4,548)	(4,413)
Cost of services	(267)	(271)	(814)	(822)
Total cost of sales	(1,884)	(1,783)	(5,362)	(5,235)
Gross profit	1,002	880	2,840	2,569
Operating expenses:
Selling, general and administrative expenses	(375)	(318)	(1,029)	(915)
Engineering expenses	(59)	(50)	(155)	(155)
Amortization expense	(77)	(79)	(219)	(224)
Total operating expenses	(511)	(447)	(1,403)	(1,294)
Income from operations	491	433	1,437	1,275
Other income and expenses:
Interest expense, net	(65)	(52)	(157)	(148)
Other (expense) income, net	(1)	(3)	21	(1)
Income before income taxes	425	378	1,301	1,126
Income tax expense	(112)	(92)	(322)	(272)
Net income	313	286	979	854
Less: Net income attributable to noncontrolling interest	(3)	(3)	(11)	(10)
Net income attributable to Wabtec shareholders	$310	$283	$968	$844

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.81	$1.63	$5.66	$4.81
Diluted
Net income attributable to Wabtec shareholders	$1.81	$1.63	$5.64	$4.80

Weighted average shares outstanding
Basic	170.5	173.4	170.5	175.1
Diluted	171.1	174.1	171.2	175.7

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net income attributable to Wabtec shareholders	$310	$283	$968	$844
Foreign currency translation (loss) gain	(44)	114	238	(23)
Unrealized (loss) gain on derivative contracts	—	(2)	7	11
Change in unrealized gain (loss) on pension and post-retirement benefit plans	2	1	(2)	(3)
Other comprehensive (loss) income before tax	(42)	113	243	(15)
Income tax expense related to components of other comprehensive income	(1)	—	(1)	(2)
Other comprehensive (loss) income, net of tax	(43)	113	242	(17)
Comprehensive income attributable to Wabtec shareholders	$267	$396	$1,210	$827

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In millions	2025	2024

Operating Activities
Net income	$979	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	375
Stock-based compensation expense	58	44
Gain on mark-to-market derivatives	(30)	—
Below market intangible amortization	(36)	(34)
Net loss on disposal of property, plant and equipment	2	2
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(368)	(92)
Inventories	(228)	(115)
Accounts payable	76	87
Accrued income taxes	67	33
Current and noncurrent customer deposits	1	(87)
Other accrued liabilities	(24)	61
Other operating activities	(95)	(17)
Net cash provided by operating activities	767	1,111
Investing Activities
Acquisitions of businesses, net of cash acquired	(1,755)	(13)
Purchase of property, plant and equipment	(138)	(123)
Proceeds from dispositions of businesses	3	17
Proceeds from disposal of property, plant and equipment	3	13
Net cash used for investing activities	(1,887)	(106)
Financing Activities
Proceeds from debt, net of issuance costs	3,857	1,872
Payments of debt	(2,622)	(1,934)
Repurchase of stock	(148)	(974)
Cash dividends	(130)	(106)
Payment of contingent consideration	—	(42)
Payment of income tax withholding on share-based compensation	(39)	(24)
Distribution to noncontrolling interest	(6)	(6)
Other financing activities	(5)	5
Net cash provided by (used for) financing activities	907	(1,209)
Effect of changes in currency exchange rates	26	(6)
Decrease in cash	(187)	(210)
Cash, cash equivalents and restricted cash, beginning of period	715	620
Cash, cash equivalents and restricted cash, end of period	$528	$410

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2024	226.9	$2	$8,023	(55.6)	$(3,273)	$6,185	$(846)	$42	$10,133
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(43)	—	—	(43)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(31)	0.3	(3)	—	—	—	(34)
Stock based compensation	—	—	17	—	—	—	—	—	17
Net income	—	—	—	—	—	322	—	5	327
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	113
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Stock repurchase	—	—	—	(0.5)	(98)	—	—	—	(98)
Treasury stock retirement	(55.0)	(1)	—	55.0	3,305	(3,304)	—	—	—
Balance, March 31, 2025	171.9	$1	$8,009	(0.8)	$(69)	$3,160	$(733)	$46	$10,414
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(44)	—	—	(44)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3)	—	3	—	—	—	—
Stock based compensation	—	—	19	—	—	—	—	—	19
Net income	—	—	—	—	—	336	—	3	339
Other comprehensive income, net of tax	—	—	—	—	—	—	172	—	172
Stock repurchase	—	—	—	(0.2)	(50)	—	—	—	(50)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Balance, June 30, 2025	171.9	$1	$8,025	(1.0)	$(116)	$3,452	$(561)	$44	$10,845
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(43)	—	—	(43)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	—	—	1	—	—	—	1
Stock based compensation	—	—	22	—	—	—	—	—	22
Net income	—	—	—	—	—	310	—	3	313
Other comprehensive loss, net of tax	—	—	—	—	—	—	(43)	—	(43)
Balance, September 30, 2025	171.9	$1	$8,047	(1.0)	$(115)	$3,719	$(604)	$47	$11,095
The accompanying notes are an integral part of these statements.

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(36)	—	—	(36)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(22)	0.3	2	—	—	—	(20)
Stock based compensation	—	—	12	—	—	—	—	—	12
Net income	—	—	—	—	—	272	—	5	277
Other comprehensive loss, net of tax	—	—	—	—	—	—	(77)	—	(77)
Stock repurchase	—	—	—	(1.3)	(176)	—	—	—	(176)
Balance, March 31, 2024	226.9	$2	$7,967	(50.1)	$(2,345)	$5,505	$(667)	$42	$10,504
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(35)	—	—	(35)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	—	0.1	2	—	—	—	2
Stock based compensation	—	—	14	—	—	—	—	—	14
Net income	—	—	—	—	—	289	—	2	291
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53)	—	(53)
Stock repurchase	—	—	—	(1.3)	(202)	—	—	—	(202)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2024	226.9	$2	$7,981	(51.3)	$(2,545)	$5,759	$(720)	$43	$10,520
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(35)	—	—	(35)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	—	—	(1)	—	—	—	(1)
Stock based compensation	—	—	18	—	—	—	—	—	18
Net income	—	—	—	—	—	283	—	3	286
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	113
Stock repurchase	—	—	—	(3.7)	(605)	—	—	—	(605)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2024	226.9	$2	$7,999	(55.0)	$(3,151)	$6,007	$(607)	$41	$10,291
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail, passenger transit vehicles and other modes of transportation. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2025, approximately half of the Company’s Net sales came from customers outside the United States.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of September 30, 2025, the Company's remaining performance obligations were approximately $25.6 billion. The Company expects to recognize revenue of approximately 32% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program Effective January 1, 2025, the Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables for up to $350 million. During the third quarter of 2025, the Company amended the Revolving Receivables Program to increase its availability from $350 million to up to $450 million. The Company and certain of its subsidiaries (the "Originators") contribute receivables to our bankruptcy-remote subsidiary, which can then be collateralized on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are classified as Financing activities on our Condensed Consolidated Statement of Cash Flows, with any outstanding collateralized balance at period end classified as debt on our Condensed Consolidated Balance Sheets. Prior to January 1, 2025, the Company utilized its Revolving Receivables Program to sell up to $350 million of certain receivables from the Originators. Receivables were sold to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. Proceeds and remittances of receivables sold under the program prior to January 1, 2025, are classified as Operating activities on our Condensed Consolidated Statement of Cash Flows.
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
At September 30, 2025 and December 31, 2024, the bankruptcy-remote subsidiary held receivables of $723 million and $693 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold and outstanding borrowings. There were outstanding borrowings of $200 million at September 30, 2025 and no outstanding receivables sold at December 31, 2024. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables, if applicable. Our maximum exposure to losses related to these receivables transferred to the program is limited to the amount outstanding.
The following table sets forth a summary of receivables used as collateral for requested borrowings and the resulting impact of net cash proceeds included in cash from financing activities. There were no receivables sold under the program during the nine months ended September 30, 2025.

In millions	Nine Months Ended September 30, 2025
Gross receivables collateralized/cash borrowings received	$800
Customer collections remitted to financial institution	(600)
Net cash proceeds received	$200

The following table sets forth a summary of receivables sold and the resulting impact of net cash proceeds included in cash from operating activities during the nine months ended September 30, 2024:

In millions	Nine Months Ended September 30, 2024
Gross receivables sold/cash proceeds received	$926
Customer collections remitted to financial institution	(851)
Net cash proceeds received	$75
Restricted Cash At September 30, 2025 and December 31, 2024, the Company classified cash of $28 million and $9 million, respectively, as restricted, primarily for cash held in escrow related to acquisitions.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove all references to prescriptive and sequential software development stages to improve the operability of the guidance to different software development methods. The amendments in this update will be effective for Wabtec's annual and interim reporting periods beginning January 1, 2028. The Company is assessing the extent of the impact of the amendments on its future filings.
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

The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended September 30, 2025 and 2024 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Balance at June 30	$(536)	$(678)	$22	$17	$(47)	$(59)	$(561)	$(720)
Other comprehensive (loss) income, net of tax	(44)	114	—	(1)	1	—	(43)	113
Balance at September 30	$(580)	$(564)	$22	$16	$(46)	$(59)	$(604)	$(607)
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the nine months ended September 30, 2025 and 2024 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Balance at beginning of year	$(818)	$(541)	$17	$7	$(45)	$(56)	$(846)	$(590)
Other comprehensive income (loss) before reclassifications	238	(23)	6	9	(2)	—	242	(14)
Amounts reclassified from Accumulated other comprehensive loss	—	—	(1)	—	1	(3)	—	(3)
Other comprehensive income (loss), net of tax	238	(23)	5	9	(1)	(3)	242	(17)
Balance at end of period	$(580)	$(564)	$22	$16	$(46)	$(59)	$(604)	$(607)
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
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 30 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $301 million and $311 million of the Company's outstanding Accounts payable as of September 30, 2025 and December 31, 2024, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

3. ACQUISITIONS
On July 1, 2025, Wabtec acquired 100% ownership in Evident’s Inspection Technologies division ("Inspection Technologies") for approximately $1.788 billion. Inspection Technologies was formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Inspection Technologies reports within the Digital Intelligence product line of the Freight Segment. The acquisition was funded with a combination of cash on hand, proceeds from the 2035 Notes, and borrowings under other sources of available liquidity.
The following table summarizes the preliminary fair value of the Inspection Technologies assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$44
Accounts receivable	73
Inventory	144
Other current assets	8
Property, plant and equipment	59
Goodwill	932
Other intangible assets	734
Other noncurrent assets	37
Total assets acquired	2,031
Liabilities assumed
Current liabilities	64
Noncurrent liabilities	179
Total liabilities assumed	243
Net assets acquired	$1,788
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangible assets. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy. Intangible assets acquired include customer relationships and acquired technology that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Contingent liabilities assumed as part of the transaction were not material. These estimates are preliminary in nature and subject to adjustments, which could be material as the Company has not completed its valuation of acquired assets and liabilities. Any necessary adjustments will be finalized within one year from the date of acquisition.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. Approximately half of the purchased goodwill is expected to be deductible for tax purposes. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.
Also during the nine months ended September 30, 2025, the Freight Segment completed two additional acquisitions which were individually and collectively immaterial.
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
Both announced transactions are subject to customary closing conditions and regulatory approvals. Transaction costs related to the completed and announced acquisitions for the three and nine months ended September 30, 2025, were approximately $9 million and $44 million, respectively, and are included in Selling, general, and administrative expenses.

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

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	September 30, 2025	December 31, 2024
Raw materials	$1,128	$977
Work-in-progress	826	587
Finished goods	793	750
Total inventories	$2,747	$2,314

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2024	$7,248	$1,462	$8,710
Additions/adjustments	949	—	949
Foreign currency impact	14	180	194
Balance at September 30, 2025	$8,211	$1,642	$9,853
As of September 30, 2025 and December 31, 2024, the Company’s trade names had a net carrying amount of $788 million and $595 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company had assigned a useful life of 5 years and became fully amortized in the first quarter of 2024.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	September 30, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,312	$(591)	$721	$1,415	$(629)	$786
Customer relationships	1,780	(537)	1,243	1,329	(480)	849
Acquired technology	1,495	(701)	794	1,318	(614)	704
Total	$4,587	$(1,829)	$2,758	$4,062	$(1,723)	$2,339
At September 30, 2025, the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 8 years, 16 years and 7 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $77 million and $219 million for the three and nine months ended September 30, 2025, respectively, and $79 million and $224 million for the three and nine months ended September 30, 2024, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2025	$79
2026	$310
2027	$306
2028	$304
2029	$303

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $191 million at September 30, 2025 and $170 million at December 31, 2024. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $187 million at September 30, 2025 and $389 million at December 31, 2024. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $86 million and $91 million at September 30, 2025 and December 31, 2024, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the nine months ended September 30, 2025 and 2024 is as follows:

	Contract Assets
In millions	2025	2024
Balance at beginning of year	$720	$678
Recognized in current year	604	549
Reclassified to accounts receivable	(617)	(496)
Foreign currency impact	20	(5)
Balance at September 30	$727	$726

	Contract Liabilities
In millions	2025	2024
Balance at beginning of year	$1,173	$1,082
Recognized in current year	1,180	1,021
Amounts in beginning balance reclassified to revenue	(467)	(513)
Current year amounts reclassified to revenue	(709)	(615)
Foreign currency impact	36	—
Balance at September 30	$1,213	$975

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
Operating lease expense was $19 million and $52 million for the three and nine months ended September 30, 2025, respectively, and $18 million and $50 million for the three and nine months ended September 30, 2024, respectively. New operating leases of $82 million and $117 million were added during the three and nine months ended September 30, 2025, respectively, and $8 million and $40 million for the three and nine months ended September 30, 2024, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2025	$19
2026	72
2027	61
2028	52
2029	46
Thereafter	197
Total lease payments	447
Less: Present value discount	(59)
Present value of lease liabilities	$388
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	8.8	7.9
Weighted-average discount rate	3.5%	2.9%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	September 30, 2025		December 31, 2024
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
2025 Credit Agreement:
Revolving Credit Facility	6.0%	N/A	$—	$—	$—	$—
Term Loan Facility	5.6%	$725	720	725	—	—
2024 Credit Agreement:
Term Loan	—%	$—	—	—	224	225
2022 Credit Agreement:
Delayed Draw Term Loan	—%	$—	—	—	250	250
Senior Notes:
3.20% Senior Notes, due 2025	—%	$—	—	—	500	496
3.45% Senior Notes, due 2026	3.5%	$750	750	743	750	732
1.25% Senior Notes (EUR), due 2027	1.5%	€500	582	567	514	495
4.70% Senior Notes, due 2028	4.8%	$1,250	1,247	1,265	1,246	1,239
4.90% Senior Notes, due 2030	5.1%	$500	496	511	—	—
5.611% Senior Notes, due 2034	5.7%	$500	496	525	496	507
5.50% Senior Notes, due 2035	5.6%	$750	743	776	—	—
Other Borrowings			251	251	—	—
Total			5,285	5,363	3,980	3,944
Less: current portion			(251)	(251)	(500)	(496)
Long-term portion			$5,034	$5,112	$3,480	$3,448
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of September 30, 2025 and December 31, 2024, the Company had total combined unamortized discount and debt issuance costs of $27 million and $15 million, respectively.
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
On April 23, 2025, the Company entered into a new unsecured credit agreement (the "2025 Credit Agreement"), which amended and restated the 2022 Credit Agreement and refinanced the 2024 Credit Agreement. The 2025 Credit Agreement provides for borrowings consisting of (i) a multi-currency revolving credit facility for a U.S. dollar equivalent of up to $2.0 billion (the “Revolving Credit Facility”) and (ii) a delayed draw term loan facility of $725 million (the “Term Loan Facility”), all pursuant to the terms and conditions of the 2025 Credit Agreement. The Term Loan Facility was utilized to refinance (i) $250 million of the outstanding Delayed Draw Term Loan under the 2022 Credit Agreement and (ii) $225 million of the outstanding Term Loan under the 2024 Credit Agreement. During the third quarter of 2025, the remaining $250 million under the Term Loan Facility was drawn and utilized as part of funding for the Inspection Technologies acquisition. The 2025 Credit Agreement includes an incremental facility that allows the Company to request, at prevailing market rates, an aggregate amount not to exceed $1.0 billion, (a) increases to the borrowing commitments under the Revolving Credit Facility and/or (b)

new incremental term loan commitments (the "Incremental Facility"). The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
The Revolving Credit Facility matures on April 23, 2030. The Term Loan Facility was fully drawn at September 30, 2025, and all borrowings under the Term Loan Facility mature on April 23, 2030. Amounts borrowed and repaid under the Term Loan Facility may not be reborrowed. The applicable interest rate for borrowings under the 2025 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public credit rating. At September 30, 2025, the interest rate on the Term Loan Facility was 5.5% and the interest rate on the undrawn Revolving Credit Facility was 5.4%. Obligations under the 2025 Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The Company was in compliance with all financial covenants in the 2025 Credit Agreement as of September 30, 2025.
The following table presents availability under the 2025 Credit Agreement at September 30, 2025:

In millions	Revolving Credit Facility	Term Loan Facility	Total
Maximum Availability	$2,000	$725	$2,725
Outstanding Borrowings	—	(725)	(725)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$2,000	$—	$2,000
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

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027, and as of September 30, 2025, the number of shares available for future grants under the 2011 Plan was approximately 3.9 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $24 million and $68 million for the three and nine months ended September 30, 2025, respectively, and $23 million and $57 million for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest was approximately $105 million.
Stock Options Stock options can be granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Options become exercisable over a three-year vesting period and expire 10 years from the date of grant. There were no stock options granted in the periods presented. At September 30, 2025, there were 92,925 shares issuable pursuant to exercisable stock options.

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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR modifier can increase or decrease the payment by 10% or 20% depending on the plan year. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three-year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2025, the Company estimates that it will achieve 188%, 200% and 139% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three-year periods ending December 31, 2025, 2026, and 2027, respectively, and has recorded incentive compensation expense accordingly. If the estimates of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company's common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.
The following table summarizes the restricted stock, restricted stock unit and incentive stock unit activity and related information for the nine months ended September 30, 2025:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	728,036	877,064	$115.71
Granted	278,954	163,177	$187.34
Vested	(381,737)	(298,747)	$100.59
Adjustment for incentive stock awards expected to vest	—	112,531	$150.98
Canceled	(20,785)	(1,162)	$140.81
Outstanding at September 30, 2025	604,468	852,863	$146.84

10. INCOME TAXES
The following table presents the overall effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	3Q25	3Q24	3Q25 YTD	3Q24 YTD
Overall Effective Tax Rate	26.4%	24.2%	24.8%	24.1%
The year over year increase in the effective rate for the both the three and nine months ended September 30, 2025 was primarily driven by audit closures that occurred during the third quarter of 2024 and the jurisdictional mix of earnings. Additionally, the year over year increase in the effective tax rate for the nine month period ended September 30, 2025 was impacted by non-deductible transaction related expenses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The Company is evaluating the impacts of these provisions and does not expect the OBBBA to have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2025	2024	2025	2024
Numerator
Net income attributable to Wabtec shareholders	$310	$283	$968	$844
Less: Net income allocated to non-vested restricted stock	(1)	—	(3)	(2)
Numerator for basic and diluted earnings per common share	$309	$283	$965	$842
Denominator
Weighted average shares outstanding - basic	170.5	173.4	170.5	175.1
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans excluding non-vested restricted stock	0.3	0.3	0.4	0.3
Assumed conversion of dilutive non-vested restricted stock	0.3	0.4	0.3	0.3
Weighted average shares outstanding - diluted	171.1	174.1	171.2	175.7
Earnings per common share attributable to Wabtec shareholders
Basic	$1.81	$1.63	$5.66	$4.81
Diluted	$1.81	$1.63	$5.64	$4.80

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the nine months ended September 30, 2025 and 2024:

In millions	2025	2024
Balance at beginning of year	$274	$248
Warranty expense	83	84
Warranty claim payments	(82)	(63)
Acquisitions	2	—
Foreign currency impact/other	9	2
Balance at September 30	$286	$271

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at September 30, 2025 and December 31, 2024. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
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
Foreign Currency Exchange Risk
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge firm commitments relevant to sales and purchases and forecasted transactions to be realized with high probability that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of Accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. For the three and nine months ended September 30, 2025 and 2024, the amounts reclassified into income were not material.
The Company has also established balance sheet risk management and net investment hedging programs to protect its balance sheet against foreign currency exchange rate volatility. We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including euro, Indian rupee, British pound sterling, Australian dollars, Canadian dollars, Brazilian real, Kazakhstani tenge, and several other foreign currencies. Changes in these foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We hedge these exposures using foreign currency swap contracts and cross-currency swaps to offset the potential income statement effects on intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign currency exchange rate risk entirely.
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of Other (expense) income, net. The net gains and losses related to these contracts, except as described below, were not material for the three and nine months ended September 30, 2025 and 2024. These contracts typically mature within one year.
In connection with the announced definitive agreements to acquire Dellner Couplers and Frauscher, the Company entered into foreign exchange contracts for a notional value of €890 million to mitigate foreign currency exposure of the purchase price. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other (expense) income, net. For the three and nine months ended September 30, 2025 these contracts resulted in a net loss of $(2) million and a net gain of $30 million, respectively.
Interest Rate Risk
The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. During the second quarter of 2025, interest rate hedge contracts related to Senior Notes issued during 2025 closed. During the first quarter of 2024, interest rate hedge contracts related to the 2034 Notes closed. For the three and nine months ended September 30, 2025 and 2024, the amounts reclassified into income were not material.

Commodity Price Risk
The Company may use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three and nine months ended September 30, 2025 and 2024, the amounts recognized as income or expense were not material.
The following table summarizes the assets, liabilities, gross notional amounts, fair values, and fair value hierarchy classification of the designated and non-designated hedges discussed in the above sections as of September 30, 2025, which are included in other current assets and liabilities on the Condensed Consolidated Balance Sheets:

		Fair Value		Gross Notional Amount
In millions	Level	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	2	$5	$38	$255	$1,306
Other current liabilities	2	(9)	(3)	314	295
Total		$(4)	$35	$569	$1,601
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
Wabtec’s chief operating decision maker ("CODM") is the Company’s Chief Executive Officer, Rafael Santana. Mr. Santana utilizes Income (loss) from operations as the primary reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. For both of the Company’s segments, the CODM uses segment Income (loss) from operations to make operational and personnel related decisions across the business. The CODM considers actual, budgeted and forecasted Income (loss) from operations on a monthly basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. Additionally, Gross margin is used by the CODM as a secondary measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. For both of the Company’s segments, the CODM uses segment Gross margin to make commercial and operational related decisions across the business.
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
During the first quarter of 2025, Management determined that certain businesses within the Services product line would be better aligned with Management oversight in the Components product line. As such, Sales by product line for 2024 and 2023 have been recast to conform to the current period presentation. These changes were within the Freight Segment and had no impact on Total Freight Segment Sales, Gross profit, or Income from operations.

Segment financial information for the three months ended September 30, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,093	$793	$—	$2,886
Cost of sales	(1,343)	(541)	—	(1,884)
Gross profit	$750	$252	$—	$1,002
Gross margin	35.8%	31.7%
Selling, general & administrative expenses	$(219)	$(118)	$(38)	$(375)
Engineering expenses	(45)	(14)	—	(59)
Amortization expense	(72)	(5)	—	(77)
Income (loss) from operations	414	115	(38)	491
Interest expense and other, net	—	—	(66)	(66)
Income (loss) before income taxes	$414	$115	$(104)	$425
Intersegment sales/(elimination)	$13	$14	$(27)	$—
Depreciation and amortization	$107	$17	$4	$128
Capital expenditures	$36	$14	$5	$55
Segment assets	$15,471	$4,454	$1,602	$21,527
Segment financial information for the three months ended September 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,930	$733	$—	$2,663
Cost of sales	(1,257)	(526)	—	(1,783)
Gross profit	$673	$207	$—	$880
Gross margin	35.0%	28.2%
Selling, general & administrative expenses	$(173)	$(109)	$(36)	$(318)
Engineering expenses	(37)	(13)	—	(50)
Amortization expense	(73)	(6)	—	(79)
Income (loss) from operations	390	79	(36)	433
Interest expense and other, net	—	—	(55)	(55)
Income (loss) before income taxes	$390	$79	$(91)	$378
Intersegment sales/(elimination)	$12	$23	$(35)	$—
Depreciation and amortization	$111	$18	$5	$134
Capital expenditures	$32	$12	$2	$46
Segment assets	$13,259	$4,102	$1,283	$18,644

Segment financial information for the nine months ended September 30, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,913	$2,289	$—	$8,202
Cost of sales	(3,781)	(1,581)	—	(5,362)
Gross profit	$2,132	$708	$—	$2,840
Gross margin	36.1%	30.9%
Selling, general & administrative expenses	$(564)	$(339)	$(126)	$(1,029)
Engineering expenses	(119)	(36)	—	(155)
Amortization expense	(200)	(19)	—	(219)
Income (loss) from operations	1,249	314	(126)	1,437
Interest expense and other, net	—	—	(136)	(136)
Income (loss) before income taxes	$1,249	$314	$(262)	$1,301
Intersegment sales/(elimination)	$37	$35	$(72)	$—
Depreciation and amortization	$299	$55	$11	$365
Capital expenditures	$92	$36	$10	$138
Segment financial information for the nine months ended September 30, 2024 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$5,674	$2,130	$—	$7,804
Cost of sales	(3,707)	(1,528)	—	(5,235)
Gross profit	$1,967	$602	$—	$2,569
Gross margin	34.7%	28.2%
Selling, general & administrative expenses	$(488)	$(318)	$(109)	$(915)
Engineering expenses	(123)	(32)	—	(155)
Amortization expense	(207)	(17)	—	(224)
Income (loss) from operations	1,149	235	(109)	1,275
Interest expense and other, net	—	—	(149)	(149)
Income (loss) before income taxes	$1,149	$235	$(258)	$1,126
Intersegment sales/(elimination)	$37	$44	$(81)	$—
Depreciation and amortization	$312	$50	$13	$375
Capital expenditures	$82	$37	$4	$123

Sales to external customers by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Freight Segment:
Services	$744	$842	$2,388	$2,317
Equipment	677	513	1,699	1,609
Components	375	371	1,157	1,169
Digital Intelligence	297	204	669	579
Total Freight Segment	$2,093	$1,930	$5,913	$5,674

Transit Segment:
Original Equipment Manufacturer	$367	$349	$1,042	$969
Aftermarket	426	384	1,247	1,161
Total Transit Segment	$793	$733	$2,289	$2,130

16. OTHER (EXPENSE) INCOME, NET
The components of Other (expense) income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Foreign currency loss	$(1)	$(6)	$(15)	$(11)
(Loss) gain on mark-to-market derivatives	(2)	—	30	—
Equity income	1	1	1	3
Expected return on pension assets/amortization	3	3	8	7
Other miscellaneous expense, net	(2)	(1)	(3)	—
Total Other (expense) income, net	$(1)	$(3)	$21	$(1)
In connection with the announced definitive agreements to acquire Dellner Couplers and Frauscher, the Company entered into foreign exchange contracts for a notional value of €890 million to mitigate foreign currency exposure of the purchase price. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other (expense) income, net. For the three and nine months ended September 30, 2025, these contracts resulted in a net loss of $(2) million and a net gain of $30 million, respectively.

17. RESTRUCTURING
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are key strategic initiatives aimed at achieving these focus areas.
Integration 3.0
Integration 3.0 is a multi-year strategic initiative to further consolidate our footprint, reduce complexity and streamline manufacturing, engineering, administrative, and commercial activities. The Company anticipates that it will incur one-time restructuring charges related to Integration 3.0 of approximately $80 million to $100 million. Amounts recorded to date are approximately $24 million, including amounts recorded during the fourth quarter 2024, and are primarily for employee-related costs. Cash payments for the three and nine months ended September 30, 2025 were not material.
A summary of restructuring charges related to the Integration 3.0 initiative is as follows:

In millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Freight Segment:
Cost of goods sold	$—	$2
Selling, general and administrative expenses	1	2
Total Freight Segment	$1	$4

Transit Segment:
Cost of goods sold	$—	$3
Selling, general and administrative expenses	1	6
Total Transit Segment	$1	$9

Corporate:
Selling, general and administrative expenses	$2	$2
Total Integration 3.0 restructuring charges	$4	$15
Portfolio Optimization
Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec recorded net charges of approximately $3 million during the nine months ended September 30, 2025, and $8 million and $13 million during the three and nine months ended September 30, 2024, respectively, primarily for asset write downs related to Portfolio Optimization. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $59 million.
Integration 2.0
Integration 2.0 is a multi-year strategic initiative to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. The Company anticipates that it will incur one-time restructuring charges related to Integration 2.0 of up to approximately $170 million, of which approximately $147 million has been incurred to date. There were no material charges or cash payments during the three and nine months ended September 30, 2025. Wabtec recorded charges of $10 million and $22 million for the three and nine months ended September 30, 2024, respectively. Cash payments made during the three and nine months ended September 30, 2024 were approximately $5 million and $35 million, respectively.

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
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail, passenger transit vehicles and other modes of transportation. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2025, approximately half of the Company’s Net sales came from customers outside the United States.
Business Update
On July 1, 2025, Wabtec completed the previously announced acquisition of Evident’s Inspection Technologies division ("Inspection Technologies"), formerly part of the Scientific Solutions Division of Olympus Corporation, for approximately $1.788 billion. Inspection Technologies is a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets. Inspection Technologies' industry presence and innovative product portfolio will significantly expand Wabtec's capabilities and complement the existing product portfolio of Digital Intelligence.
On July 7, 2025, the Company announced a definitive agreement to acquire Frauscher Sensor Technology Group, GmbH ("Frauscher"), a global market leader in train detection, wayside object control solutions and axle counting systems, for approximately €675 million. The acquisition positions Wabtec for accelerated, profitable growth, and further strengthens the Company’s product portfolio by adding highly attractive and complementary railway signaling technologies. Additionally, during the first quarter of 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers for approximately €890 million. Dellner Couplers is a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock. The acquisition brings highly attractive and complementary technologies and provides synergies by complementing our core transit systems portfolio. Both announced acquisitions are subject to customary closing conditions and regulatory approval.
Transaction costs incurred during the three and nine months ended September 30, 2025 related to completed and announced acquisitions were approximately $9 million and $44 million, respectively.
On September 22, 2025, Wabtec announced an agreement with National Company Kazakhstan Temir Zholy ("KTZ"), the national railway of Kazakhstan, to deliver Evolution Series locomotives and provide long-term service support. The multi-national order, valued by the Company at approximately $4.2 billion, marks the largest locomotive agreement in Wabtec's history. Wabtec also continued to drive recurring revenue in the global market by winning a new service contract in Kazakhstan worth $299 million earlier in 2025. Additionally in the Freight Segment, during the third quarter of 2025, the first Simandou locomotives reached Guinea, marking the first exports from the Company's India locomotive facility. During the first nine months of 2025, the Freight Segment also signed a $140 million new locomotive order with a North American Class I railroad, signed new locomotive, mining and service orders in the Asia-Pacific region totaling $127 million, and signed a $125 million ultra class mining order.
During the three months ended September 30, 2025, the Transit Segment signed $140 million in new Transit brake orders. Additionally, during the first nine months of 2025, the Transit Segment signed two multi-year transit platform door contracts valued at $85 million and a $47 million order to provide brakes and couplers for servicing a North American customer. In March of 2025, Moody's upgraded the Senior Notes ratings to Baa2 from Baa3 and changed the outlook to stable from positive, and S&P Global Ratings reaffirmed Wabtec's credit rating at BBB with a stable outlook.
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are restructuring initiatives, including Integration 3.0, Portfolio Optimization and Integration 2.0, aimed at achieving these focus areas. During the first nine months of 2025, Wabtec incurred $21 million of restructuring costs primarily for employee-related costs on programs under these initiatives.
Future macroeconomic volatility, changes to tariffs and trade policies, supply chain disruptions, and labor availability, amongst other things, could cause a negative impact on revenue and cost increases resulting in an adverse effect on the Company’s operating results. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results. The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility, including the impact of current tariffs. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through our strategic initiatives. The Company has experienced increased tariff costs which unfavorably impacted our cash from operations for the nine months ended September 30, 2025. Although we do not expect a material impact to our results of operations in 2025 because of mitigation efforts, due to the volatility of trade policies, we are unable to reasonably predict the future impact.
During the first quarter of 2025, Management determined that certain businesses within the Services product line would be better aligned with Management oversight in the Components product line. As such, Sales by product line for 2024 and 2023 have been recast to conform to the current period presentation. These changes were within the Freight Segment and had no impact on Total Freight Segment Sales, Gross profit, or Income from operations.

RESULTS OF OPERATIONS
Consolidated Results
THIRD QUARTER 2025 COMPARED TO THIRD QUARTER 2024
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,
In millions	2025	2024
Net sales:
Sales of goods	$2,425	$2,171
Sales of services	461	492
Total Net sales	2,886	2,663
Cost of sales:
Cost of goods	(1,617)	(1,512)
Cost of services	(267)	(271)
Total Cost of sales	(1,884)	(1,783)
Gross profit	1,002	880
Operating expenses:
Selling, general and administrative expenses	(375)	(318)
Engineering expenses	(59)	(50)
Amortization expense	(77)	(79)
Total Operating expenses	(511)	(447)
Income from operations	491	433
Other income and expenses:
Interest expense, net	(65)	(52)
Other expense, net	(1)	(3)
Income before income taxes	425	378
Income tax expense	(112)	(92)
Net income	313	286
Less: Net income attributable to noncontrolling interest	(3)	(3)
Net income attributable to Wabtec shareholders	$310	$283
The following table shows the major components of the change in Net sales in the three months ended September 30, 2025 from the three months ended September 30, 2024:

In millions	Freight Segment	Transit Segment	Total
Third Quarter 2024 Net sales	$1,930	$733	$2,663
Acquisitions	128	6	134
Portfolio Optimization (Divestitures/Exits)	(7)	(6)	(13)
Foreign Exchange	1	22	23
Organic	41	38	79
Third Quarter 2025 Net sales	$2,093	$793	$2,886

Net sales
Net sales for the three months ended September 30, 2025 increased by $223 million, or 8.4%, to $2.89 billion compared to the same period in 2024. Organic sales increased $79 million which was attributable to both the Freight and Transit Segments. Freight Equipment sales increased primarily due to higher North American locomotive deliveries. Freight Services sales decreased from lower deliveries of locomotive modernizations and engine overhauls. Transit sales increased from higher demand for Aftermarket and Original Equipment Manufacturing products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Sales from acquisitions contributed $134 million, primarily from Inspection Technologies in the Freight Segment, and favorable changes in foreign exchange increased Net sales by $23 million.
Cost of sales
Cost of sales for the three months ended September 30, 2025 increased by $101 million, or 5.7%, to $1.88 billion compared to the same period in 2024. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 65.3% and 67.0% for the three months ended September 30, 2025 and 2024, respectively. The improvement in gross margin is attributable to strong productivity and cost management, Integration 2.0 and 3.0 savings, and the exit of low margin business offerings through Portfolio Optimization, partially offset by unfavorable mix within the Freight Segment. Cost of sales for the three months ended September 30, 2025 included $24 million of costs related to purchase price accounting for the step-up of Inspection Technologies inventory to fair value on the date of acquisition. Cost of sales for the three months ended September 30, 2025 and 2024 included $2 million and $7 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $64 million, or 14.3%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the increase in Selling, general and administrative expenses ("SG&A"). Operating expenses as a percentage of sales were 17.7% and 16.8% for the three months ended September 30, 2025 and 2024, respectively. SG&A increased $57 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase is primarily from incremental expense from acquisitions, transaction costs associated with completed and announced acquisitions, and costs incurred to support the higher sales volume, partially offset by the impacts of Integration 2.0 and 3.0. Transaction costs associated with completed and announced acquisitions included in SG&A were $9 million for three months ended September 30, 2025. SG&A for the three months ended September 30, 2025 and 2024 included $4 million and $5 million, respectively, of costs related to restructuring initiatives. Engineering expenses increased $9 million due to incremental expense from acquisitions.
Interest expense, net
Interest expense, net, increased $13 million to $65 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to higher average overall debt balances in the current period, primarily related to the Inspection Technologies acquisition.
Other expense, net
Other expense, net decreased $2 million to $1 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to lower foreign exchange losses, partially offset by a loss on mark-to-market derivatives in the current period associated with the anticipated acquisitions of Dellner Couplers and Frauscher.
Income taxes
The effective income tax rate was 26.4% and 24.2% for the three months ended September 30, 2025 and 2024, respectively. The year over year increase in the effective rate was primarily driven by audit closures that occurred during the third quarter of 2024 and the jurisdictional mix of earnings.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2025	2024	Change	% Change
Net sales:
Sales of goods	$1,634	$1,440	$194	13.5%
Sales of services	459	490	(31)	(6.3)%
Total Net sales	2,093	1,930	163	8.4%
Cost of sales:
Cost of goods	(1,077)	(987)	90	9.1%
Cost of services	(266)	(270)	(4)	(1.5)%
Total Cost of sales	(1,343)	(1,257)	86	6.8%
Cost of sales (% of Net sales)	64.2%	65.0%	(0.8)

Gross profit	750	673	77	11.4%

Operating expenses	(336)	(283)	53	18.7%

Income from operations	$414	$390	$24	6.2%
Income from operations (% of Net sales)	19.8%	20.2%	(0.4)
The following table shows the major components of the change in Net sales for the Freight Segment in the third quarter of 2025 from the third quarter of 2024:

In millions
Third Quarter 2024 Net sales	$1,930
Acquisitions	128
Portfolio Optimization (Divestitures/Exits)	(7)
Foreign Exchange	1
Organic changes in Net sales by Product Line:
Equipment	163
Services	(98)
Digital Intelligence	(15)
Components	(9)
Third Quarter 2025 Net sales	$2,093
Net sales
Freight Segment organic sales increased by $41 million driven primarily by Equipment sales from higher North American locomotive deliveries. This was partially offset by decreased Services sales from lower deliveries of locomotive modernizations and engine overhauls, decreased Digital Intelligence sales from softness in the North American market, and decreased Components sales from lower North America rail car build and lower maintenance of way sales. Sales from acquisitions contributed $128 million, primarily from Inspection Technologies, and favorable changes in foreign exchange increased sales by $1 million.
Cost of sales
Freight Segment Cost of sales increased $86 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased 0.8 percentage points. The improvement in gross margin is attributable to strong productivity and cost management and the exit of low margin business offerings through Portfolio Optimization, partially offset by unfavorable mix within the Freight Segment. Cost of sales for the three months ended September 30, 2025 included $24 million of costs related to purchase price accounting for the step-up of Inspection Technologies inventory to fair value on the date of acquisition. Cost of sales for the three months ended September 30, 2025 and 2024 included $1 million and $2 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Freight Segment Operating expenses as a percentage of Net sales were 16.0% and 14.8% for the three months ended September 30, 2025 and 2024, respectively. Freight Segment Operating expenses increased by $53 million, primarily driven by higher SG&A costs from higher costs to support increased sales volume and incremental SG&A and engineering expenses from acquisitions.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2025	2024	Change	% Change
Net sales	$793	$733	$60	8.2%
Cost of sales	(541)	(526)	15	2.9%
Cost of sales (% of Net sales)	68.3%	71.8%	(3.5)

Gross profit	252	207	45	21.7%

Operating expenses	(137)	(128)	9	7.0%

Income from operations	$115	$79	$36	45.6%
Income from operations (% of Net sales)	14.5%	10.8%	3.7
The following table shows the major components of the change in Net sales for the Transit Segment in the third quarter of 2025 from the third quarter of 2024:

In millions
Third Quarter 2024 Net sales	$733
Acquisitions	6
Portfolio Optimization (Divestitures/Exits)	(6)
Foreign Exchange	22
Organic changes in Net sales by Product Line:
Aftermarket	26
Original Equipment Manufacturing	12
Third Quarter 2025 Net sales	$793
Net sales
Transit Segment organic sales increased by $38 million driven by strong Aftermarket and Original Equipment Manufacturing sales primarily as a result of increased demand for products and services due to fleet expansion and renewals, increased passenger ridership levels, and increased investments in sustainable infrastructure. Sales from acquisitions contributed $6 million, and favorable changes in foreign exchange rates increased sales by $22 million.
Cost of sales
Transit Segment Cost of sales increased by $15 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased by 3.5 percentage points. The increase in gross margin was attributable to increased productivity and the benefits from structured cost actions taken through Integration 2.0 and 3.0. Transit Segment Cost of sales for the three months ended September 30, 2025 and 2024 included $1 million and $5 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Transit Segment Operating expenses as a percentage of Net sales were 17.2% and 17.4% for the three months ended September 30, 2025 and 2024, respectively. Transit Segment Operating expenses increased by $9 million as compared to the prior year. Higher SG&A expenses to support higher sales volume were partially offset by benefits from structured cost actions taken through Integration 2.0 and 3.0. Transit SG&A expenses for the three months ended September 30, 2025 and 2024 included $2 million and $3 million, respectively, of costs related to restructuring initiatives.

FIRST NINE MONTHS OF 2025 COMPARED TO FIRST NINE MONTHS OF 2024
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Nine Months Ended September 30,
In millions	2025	2024
Net sales:
Sales of goods	$6,808	$6,323
Sales of services	1,394	1,481
Total Net sales	8,202	7,804
Cost of sales:
Cost of goods	(4,548)	(4,413)
Cost of services	(814)	(822)
Total Cost of sales	(5,362)	(5,235)
Gross profit	2,840	2,569
Operating expenses:
Selling, general and administrative expenses	(1,029)	(915)
Engineering expenses	(155)	(155)
Amortization expense	(219)	(224)
Total Operating expenses	(1,403)	(1,294)
Income from operations	1,437	1,275
Other income and expenses:
Interest expense, net	(157)	(148)
Other income (expense), net	21	(1)
Income before income taxes	1,301	1,126
Income tax expense	(322)	(272)
Net income	979	854
Less: Net income attributable to noncontrolling interest	(11)	(10)
Net income attributable to Wabtec shareholders	$968	$844
The following table shows the major components of the change in Net sales in the nine months ended September 30, 2025 from the nine months ended September 30, 2024:

In millions	Freight Segment	Transit Segment	Total
First Nine Months of 2024 Net sales	$5,674	$2,130	$7,804
Acquisitions	161	23	184
Portfolio Optimization (Divestitures/Exits)	(34)	(17)	(51)
Foreign Exchange	(36)	27	(9)
Organic	148	126	274
First Nine Months of 2025 Net sales	$5,913	$2,289	$8,202

Net sales
Net sales for the nine months ended September 30, 2025 increased by $398 million, or 5.1%, to $8.20 billion compared to the same period in 2024. Organic sales increased $274 million which was attributable to both the Freight and Transit Segments. Freight Services sales increased from higher deliveries of locomotive modernizations and engine overhauls. Freight Equipment sales increased primarily due to higher North American locomotive deliveries. Freight Components sales decreased due to lower North America rail car build, lower maintenance of way sales, and the exit of low margin business offerings through Portfolio Optimization. Transit sales increased from higher demand for Aftermarket and Original Equipment Manufacturing products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Sales from acquisitions contributed $184 million, primarily from Inspection Technologies in the Freight Segment, and unfavorable changes in foreign exchange rates decreased Net sales by $9 million.
Cost of sales
Cost of sales for the nine months ended September 30, 2025 increased by $127 million, or 2.4%, to $5.36 billion compared to the same period in 2024. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 65.4% and 67.1% for the nine months ended September 30, 2025 and 2024, respectively. The improvement in gross margin is attributable to strong productivity and cost management, Integration 2.0 and 3.0 savings, and the exit of low margin business offerings through Portfolio Optimization. Cost of sales for the nine months ended September 30, 2025 included $24 million of costs related to purchase price accounting for the step-up of Inspection Technologies inventory to fair value on the date of acquisition. Cost of sales for the nine months ended September 30, 2025 and 2024 included $8 million and $19 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $109 million, or 8.4%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the increase in SG&A. Operating expenses as a percentage of sales were 17.1% and 16.6% for the nine months ended September 30, 2025 and 2024, respectively. SG&A expenses increased $114 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase is primarily from costs incurred to support the higher sales volume, transaction costs associated with completed and announced acquisitions, incremental expense from acquisitions, and higher employee compensation and benefit costs, partially offset by the impacts of Integration 2.0 and 3.0. Transaction costs associated with completed and announced acquisitions included in SG&A were $44 million for the nine months ended September 30, 2025. SG&A for the nine months ended September 30, 2025 and 2024 included $12 million and $11 million, respectively, of costs related to restructuring initiatives.
Interest expense, net
Interest expense, net, increased $9 million to $157 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to higher average overall debt balances in the current period, primarily related to the Inspection Technologies acquisition.
Other income (expense), net
Other income (expense), net, increased $22 million to $21 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a $30 million net gain on mark-to-market derivatives in the current period associated with the anticipated acquisitions of Dellner Couplers and Frauscher, partially offset by lower equity income and higher foreign exchange losses.
Income taxes
The effective income tax rate was 24.8% and 24.1% for the nine months ended September 30, 2025 and 2024, respectively. The year over year increase in the effective tax rate was primarily driven by audit closures that occurred during the third quarter of 2024, non-deductible transaction related expenses in the current year and the jurisdictional mix of earnings.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2025	2024	Change	% Change
Net sales:
Sales of goods	$4,524	$4,200	$324	7.7%
Sales of services	1,389	1,474	(85)	(5.8)%
Total Net sales	5,913	5,674	239	4.2%
Cost of sales:
Cost of goods	(2,970)	(2,889)	81	2.8%
Cost of services	(811)	(818)	(7)	(0.9)%
Total Cost of sales	(3,781)	(3,707)	74	2.0%
Cost of sales (% of Net sales)	63.9%	65.3%	(1.4)

Gross profit	2,132	1,967	165	8.4%

Operating expenses	(883)	(818)	65	7.9%

Income from operations	$1,249	$1,149	$100	8.7%
Income from operations (% of Net sales)	21.1%	20.2%	0.9
The following table shows the major components of the change in Net sales for the Freight Segment in the first nine months of 2025 from the first nine months of 2024:

In millions
First Nine Months of 2024 Net sales	$5,674
Acquisitions	161
Portfolio Optimization (Divestitures/Exits)	(34)
Foreign Exchange	(36)
Organic changes in Net sales by Product Line:
Equipment	109
Services	88
Components	(31)
Digital Intelligence	(18)
First Nine Months of 2025 Net sales	$5,913
Net sales
Freight Segment organic sales increased by $148 million driven primarily by Equipment sales from higher North American locomotive deliveries and Services sales from higher deliveries of locomotive modernizations and engine overhauls. This was partially offset by decreased Components sales from lower North America rail car build, lower maintenance of way sales, and the exit of low margin business offerings through Portfolio Optimization. Sales from acquisitions contributed $161 million, primarily from Inspection Technologies, and unfavorable changes in foreign exchange decreased sales by $36 million.
Cost of sales
Freight Segment Cost of sales increased by $74 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased 1.4 percentage points. The improvement in gross margin is attributable to strong productivity and cost management, Portfolio Optimization and Integration 2.0 and 3.0. Cost of sales for the nine months ended September 30, 2025 included $24 million of costs related to purchase price accounting for the step-up of Inspection Technologies inventory to fair value on the date of acquisition. Cost of sales for the nine months ended September 30, 2025 and 2024 included $5 million and $10 million, respectively, of costs related to restructuring initiatives.

Operating expenses
Freight Segment Operating expenses as a percentage of Net sales were 14.9% and 14.4% for the nine months ended September 30, 2025 and 2024, respectively. Freight Segment Operating expenses increased by $65 million, primarily driven by higher SG&A expenses resulting from higher costs to support increased sales volume, higher employee compensation and benefit costs and incremental expense from acquisitions.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2025	2024	Change	% Change
Net sales	$2,289	$2,130	$159	7.5%
Cost of sales	(1,581)	(1,528)	53	3.5%
Cost of sales (% of Net sales)	69.1%	71.8%	(2.7)

Gross profit	708	602	106	17.6%

Operating expenses	(394)	(367)	27	7.4%

Income from operations	$314	$235	$79	33.6%
Income from operations (% of Net sales)	13.7%	11.0%	2.7
The following table shows the major components of the change in Net sales for the Transit Segment in the first nine months of 2025 from the first nine months of 2024:

In millions
First Nine Months of 2024 Net sales	$2,130
Acquisitions	23
Portfolio Optimization (Divestitures/Exits)	(17)
Foreign Exchange	27
Organic changes in Net sales by Product Line:
Original Equipment Manufacturing	64
Aftermarket	62
First Nine Months of 2025 Net sales	$2,289
Net sales
Transit Segment organic sales increased by $126 million driven by strong Original Equipment Manufacturing and Aftermarket sales primarily as a result of increased demand for products and services due to fleet expansion and renewals, increased passenger ridership levels and increased investments in sustainable infrastructure. Sales from acquisitions contributed $23 million, and favorable changes in foreign exchange rates increased sales by $27 million.
Cost of sales
Transit Segment Cost of sales increased by $53 million, primarily due to higher sales volume, and Costs of sales as a percentage of Net sales decreased by 2.7 percentage points. The increase in gross margin is primarily attributable to increased productivity and the benefits from structured cost actions taken through Integration 2.0 and 3.0. Transit Cost of sales for the nine months ended September 30, 2025 and 2024 included $3 million and $9 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Transit Segment Operating expenses as a percentage of Net sales were 17.2% for both the nine months ended September 30, 2025 and 2024. Transit Segment Operating expenses increased by $27 million as compared to the prior year. Higher SG&A expenses to support higher sales volume and higher employee compensation and benefit costs were partially offset by benefits from structured cost actions taken through Integration 2.0 and 3.0. Transit SG&A expenses for the nine months ended September 30, 2025 and 2024 included $10 million and $9 million, respectively, of costs related to restructuring initiatives.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows, borrowings under the 2025 Credit Agreement with a consortium of commercial banks, and proceeds from the Company’s Senior Notes. Additionally, the Company utilizes the Revolving Receivables Program and supply chain financing program described below, as well as other short-term financing agreements with certain banks, for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In millions	2025	2024
Cash provided by (used for):
Operating activities	$767	$1,111
Investing activities	$(1,887)	$(106)
Financing activities	$907	$(1,209)
Operating activities In the first nine months of 2025, cash provided by operating activities was $767 million compared to $1,111 million in the first nine months of 2024. Significant changes to the sources and (uses) of cash for the nine month periods include the following:
•$125 million from increased Net income, partially offset by $(30) million for a non-cash gain on mark-to-market derivatives;
•$(276) million from changes in receivables driven by higher sales and the timing of collections from customers;
•$(113) million from changes in inventory due to increased raw material costs and tariffs and to support higher sales; and,
•$(65) million from changes to employee related benefit payments.
Investing activities In the first nine months of 2025 and 2024, cash used for investing activities was $(1,887) million and $(106) million, respectively. During the first nine months of 2025, Wabtec used $(1,755) million for acquisitions, primarily for Inspection Technologies, and used $(138) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes. During the first nine months of 2024, Wabtec used $(123) million for additions to property, plant, and equipment, used $(13) million for acquisitions, received $17 million of proceeds from dispositions of businesses, and received $13 million of proceeds from disposals of property, plant and equipment.
Financing activities In the first nine months of 2025, cash provided by financing activities was $907 million, which included $1,235 million from net changes in debt, $(148) million in stock repurchases, $(130) million of dividend payments, $(39) million of payments for income tax withholding on share-based compensation, and $(6) million for distributions to noncontrolling interest. In the first nine months of 2024, cash used for financing activities was $(1,209) million, which included $(62) million from net changes in debt, $(974) million in stock repurchases, $(106) million of dividend payments, $(42) million of contingent consideration payments related to the GE Transportation acquisition, $(24) million of payments for income tax withholding on share-based compensation, and $(6) million for distributions to noncontrolling interest.
During the second quarter of 2025, the Company entered into the 2025 Credit Agreement, which amended and restated the 2022 Credit Agreement and refinanced the 2024 Credit Agreement. The 2025 Credit Agreement increased the amount available under the Revolving Credit Facility to $2.0 billion and provided a Term Loan Facility of $725 million. The Term Loan Facility was utilized to refinance (i) $250 million of the outstanding Delayed Draw Term Loan under the 2022 Credit Agreement and (ii) $225 million of the outstanding term loan under the 2024 Credit Agreement. During the third quarter of 2025, the remaining $250 million under the Term Loan Facility was drawn and utilized as part of funding for the Inspection Technologies acquisition.
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

As of September 30, 2025, the Company held approximately $528 million of cash, cash equivalents and restricted cash, of which approximately $45 million was held within the United States and approximately $483 million was held outside of the United States, primarily in Europe, India, Brazil, and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of September 30, 2025, approximately $28 million of the Company's $528 million cash balance was classified as restricted.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
Effective January 1, 2025, the Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables for up to $350 million. During the third quarter of 2025, the Company amended the Revolving Receivables Program to increase its availability from $350 million to up to $450 million. The Company collateralizes certain receivables through our bankruptcy-remote subsidiary on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are included within Proceeds from debt and Payments of debt within the Financing activities section of the Condensed Consolidated Statement of Cash Flows.
Prior to January 1, 2025, the Company utilized its Revolving Receivables Program to sell certain receivables for up to $350 million on a recurring basis. Net cash proceeds received from the sale of receivables in exchange for cash equal to the gross receivables sold are included in cash from operations within the Condensed Consolidated Statement of Cash Flows.
During the nine months ended September 30, 2025, the Company borrowed and repaid $800 million and $600 million, respectively, against the collateralized receivables. There were no receivables sold during the nine months ended September 30, 2025. Net cash proceeds included in cash from operations from the Revolving Receivables Program was $75 million for the nine months ended September 30, 2024. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Total Available Liquidity
The components of total available liquidity were as follows:

In millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$500	$706
Revolving Credit Facility	2,000	1,500
Revolving Receivables Program	250	350
Total Available Liquidity	$2,750	$2,556

On July 1, 2025, Wabtec acquired Inspection Technologies for approximately $1.788 billion, which was financed through a combination of cash on hand, proceeds from the 2035 Notes, and borrowings under other sources of available liquidity.
On March 18, 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, with a purchase price of approximately €890 million. In addition, on July 7, 2025, Wabtec announced a definitive agreement to acquire Frauscher Sensor Technology Group, with a purchase price of approximately €675 million. In connection with the announced definitive agreements to acquire Dellner Couplers and Frauscher, the Company entered into foreign exchange contracts for a notional amount of €890 million to mitigate foreign currency exposure associated with the acquisitions. Wabtec intends to finance these acquisitions using cash on hand, together with a mix of short- and long-term borrowings.
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
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2025
Net sales	$4,663
Gross profit	$802
Net income attributable to Wabtec shareholders	$294
Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	September 30, 2025	December 31, 2024
Current assets	$1,395	$1,624
Noncurrent assets	$3,434	$3,500
Current liabilities	$2,118	$2,278
Long-term debt	$4,450	$2,962
Other non-current liabilities	$571	$738

The following is a description of the transactions between the combined Parent Company and Guarantor Subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2025
Net sales to non-guarantor subsidiaries	$699
Purchases from non-guarantor subsidiaries	$952

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	September 30, 2025
Amount due to non-guarantor subsidiaries	$7,205

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
Summarized Statement of Income

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Nine Months Ended September 30, 2025
Net sales	$436
Gross profit	$103
Net loss attributable to Wabtec shareholders	$(223)
Summarized Balance Sheet

	Unaudited
	Issuer and Parent Company (Guarantor)
In millions	September 30, 2025	December 31, 2024
Current assets	$282	$546
Noncurrent assets	$659	$646
Current liabilities	$689	$1,014
Long-term debt	$5,033	$3,479
Other non-current liabilities	$48	$49

The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Nine Months Ended September 30, 2025
Net sales to non-guarantor subsidiaries	$28
Purchases from non-guarantor subsidiaries	$92

Unaudited
Issuer and Parent Company (Guarantor)
In millions	September 30, 2025
Amount due to non-guarantor subsidiaries	$8,758
Contractual Obligations
During the second quarter of 2025, the Company entered into the 2025 Credit Agreement and utilized the Term Loan Facility, which will mature on April 23, 2030 to refinance (i) $250 million of the outstanding Delayed Draw Term Loan that was scheduled to mature August 15, 2027 under the 2022 Credit Agreement and (ii) $225 million of the outstanding term loan that was scheduled to mature March 14, 2029 under the 2024 Credit Agreement. Also during the second quarter of 2025, the Company issued $500 million of 2030 Notes and $750 million of 2035 Notes. Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of the 2025 Notes at maturity. During the third quarter of 2025, the remaining $250 million under the Term Loan Facility was drawn and utilized as part of funding for the Inspection Technologies acquisition. As a result of the foregoing, as of September 30, 2025, contractual obligations related to the repayment of long-term debt decreased for 2026-2027 from $1,520 million to $1,270 million, and for 2028-2029 from $1,475 million to $1,250 million, and increased for 2030 and beyond from $500 million to $2,475 million.
Company Stock Repurchase Plan
On December 3, 2024, the Board of Directors authorized an additional $1.0 billion to the Company's existing stock repurchase program for stock repurchases of the Company’s outstanding shares. This new authorization provides an additional $1.0 billion that became available for repurchases after the remaining availability as of December 3, 2024 was expended. No time limit was set for the completion of the program, which conformed to the requirements under the 2022 Credit Agreement and the 2024 Credit Agreement, and complies with the requirements under the 2025 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of September 30, 2025, approximately $852 million was remaining under the stock repurchase plan.
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
•changes in market consensus as to what attributes are required for projects to be considered "green" or "sustainable" or negative perceptions regarding determinations in such regard with respect to our Green Finance Framework or sustainability strategy; or
•changes in the sustainability topics that have the highest relative priority for Wabtec's external stakeholders;
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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2025. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2025:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2025	—	$—	—	$852
August 2025	—	$—	—	$852
September 2025	—	$—	—	$852
Total quarter ended September 30, 2025	—	$—	—	$852
(1)     On December 3, 2024, the Board of Directors authorized an additional $1.0 billion to the Company's existing stock repurchase program for stock repurchases of the Company’s outstanding shares. This new authorization provides an additional $1.0 billion that became available for repurchases after the remaining availability as of December 3, 2024 was expended. No time limit was set for the completion of the program, which conformed to the requirements under the 2022 Credit Agreement and the 2024 Credit Agreement, and complies with the requirements under the 2025 Credit Agreement and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of September 30, 2025, approximately $852 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 5.    OTHER INFORMATION
None of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the third quarter ended September 30, 2025.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 22, 2025