Form 10-K
period 2025-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2026-02-13
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
The registrant estimates that as of June 30, 2025, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $31.1 billion based on the closing price on the New York Stock Exchange for such stock.
As of February 9, 2026, 170,517,190 shares of Common Stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 12, 2026 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS
General
Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 30 Isabella Street in Pittsburgh, Pennsylvania. Our telephone number is 412-825-1000, and our website is located at www.wabteccorp.com. Wabtec has approximately 31,000 employees, excluding contingent workers, and operations in over 50 countries. Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. George Westinghouse founded the original Westinghouse Air Brake Co. in 1869 when he invented the air brake. Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain assets and operations from American Standard, Inc., now known as Trane (“Trane”). The Company went public on the New York Stock Exchange in 1995.
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
As a result of those strategic acquisitions, as well as other smaller acquisitions and organic growth, Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems and services for the freight rail and passenger transit industries, and the mining, marine, and industrial markets and applications. Our highly engineered rail and transit products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Wabtec intends to continue to pursue strategic acquisitions that position the company for accelerated, profitable growth and strengthen our businesses with enhanced product offerings that increase customer productivity, reliability, and safety.
Industry Overview and Opportunity
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
Acquisitions also play a role in the Company's growth, market access, and new technology advancements. The Company's focus has been on bolt-on and near-in adjacencies, evidenced by our acquisitions completed and announced in 2025, including Evident's Inspection Technologies division ("Inspection Technologies") and Frauscher Sensor Technology Group ("Frauscher").

Business Segments and Products
We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers. The Freight Segment primarily manufactures new and modernized locomotives; provides aftermarket parts and services to existing locomotives; provides components to new and existing freight cars; supplies rail control and infrastructure products including electronics, positive train control equipment, signal design and engineering services; provides a comprehensive suite of software-enabled solutions designed to improve customer safety, efficiency and productivity in the transportation and mining industries; overhauls locomotives; provides heat exchangers and cooling systems for rail and other industrial markets; provides nondestructive testing, remote visual inspection and analytical instruments solutions for mission critical assets; and delivers train detection, wayside object control solutions, and axle counting systems. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, utilities, and companies in the mining, marine, and industrial markets. We are a global manufacturer of diesel-electric locomotives for freight railroads producing essential products and solutions that help railroads reduce operating costs, decrease fuel use, minimize downtime and comply with emissions standards. As a result of the large base of nearly 24,600 locomotives, Wabtec's Services product line of modernizing, rebuilding and overhauling, remanufacturing, maintaining, and exchanging locomotives and components in the aftermarkets provides a significant, recurring revenue stream. In 2025, the Freight Segment accounted for approximately 72% of Wabtec’s total net sales, with approximately 60% of its net sales in the U.S. and approximately 58% of the Freight Segment’s net sales in the aftermarket.
The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses; and supplies rail control and infrastructure products including electronics, signal design and engineering services. Customers include public transit authorities and municipalities, leasing companies, manufacturers of passenger transit vehicles and buses, and companies in the electrical generation, distribution, and charging industries. In 2025, the Transit Segment accounted for approximately 28% of our total net sales, with approximately 17% of its net sales in the U.S. The Transit Segment maintains a large installed base of original equipment globally which allows for a significant recurring revenue stream in the aftermarket. Approximately 56% of the Transit Segment’s net sales are in the aftermarket.
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

Digital Intelligence:
•Positive Train Control ("PTC") equipment and electronically controlled pneumatic braking products
•Railway electronics, including event recorders, monitoring equipment and end of train devices
•Signal design and engineering services
•Train performance such as distributed locomotive power, train 'cruise control', and train remote control
•Transport intelligence such as Industrial/mobile Internet of Things ("IoT") hardware & software, edge-to-cloud, on and off-board analytics and rules, and asset performance management
•Transport logistics such as rail and shipper transportation management and port visibility and optimization
•Network optimization such as rail network scheduling, dispatch and optimization, intermodal, terminal management and optimization, and rail yard management and optimization
•Nondestructive testing, remote visual inspection and analytical instruments solutions for mission critical assets
•Train detection, wayside object control solutions, and axle counting systems

Components:
•Freight car trucks and braking equipment and related components for freight applications
•Air compressors, dryers and HVAC systems
•Heat transfer components and systems for diesel and gas engine cooling, generator and transformer coolers and high temperature applications
•Custom engineered burners and combustion systems
•Railgear, signaling and switch products
•Turbochargers for industrial applications
•Maintenance of way equipment and services

Services:
•Freight locomotive overhauls, modernizations and refurbishment
•Master service agreements for locomotive and car maintenance
•Transit locomotive and car overhaul
•Unit exchange of locomotive components
•Long term parts arrangements

Transit:
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

Wabtec is utilizing a flexible and growing portfolio of freight rail and passenger transit products and innovative technologies to support customers’ sustainability goals and targets. From pioneering advancements to current signaling systems and network efficiency solutions, we are striving to increase the rail capacity to move more freight by train. Wabtec is working to reduce existing locomotive fuel consumption through fuel-efficiency solutions and testing renewable diesel and biofuels. We are also conducting collaborative research and development efforts with the National Laboratories to support the use of hydrogen to lower emissions across the rail industry. In both 2025 and 2024, Canadian National Railway Company, Norfolk Southern and Union Pacific Railroad each recognized Wabtec’s leadership in energy efficiency, innovation, and environmental stewardship with partnership awards. This was Wabtec’s third year in a row receiving the Thoroughbred Sustainability Partner Award from Norfolk Southern. Wabtec is also implementing energy-reducing technologies for the passenger transit sector.
In recent years, we have also introduced a number of significant new products, including PTC equipment that encompasses onboard digital data and global positioning communication protocols. We are making additional investments in this technology which we believe will provide customers with opportunities to improve safety and efficiency, in part through data analytics solutions. During 2025, Wabtec also expanded the Digital Intelligence portfolio with the addition of nondestructive testing and remote visual inspection instruments, as well as axle counting systems.
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
•Breadth of product offering with a stable mix of original equipment market ("OEM") and aftermarket business. Our comprehensive product portfolio and service offerings span the freight rail and passenger transit industries, as well as other transportation, mining, marine, and industrial markets and applications, which help Wabtec balance the cyclical nature of the global rail business. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users, such as the railroads and the passenger transit authorities, is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety- and performance-related replacement parts and technology upgrades from the original equipment components supplier. Wabtec has an installed base of nearly 24,600 locomotives, as well as a diverse offering of Transit locomotives and cars both internationally and domestically. Our significant installed base enables opportunities in the aftermarket parts and services business.
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
•Driving fuel efficiency for the rail industry. We have taken significant steps to drive fuel efficiency in global transport and make our world safer, smarter and more sustainable. Wabtec is advancing our sustainability priorities both through our own commitments to our people, communities, and planet, as well as by innovating next generation technologies that reduce emissions, energy consumption and waste, and increase fuel efficiency for our customers through advancements in our equipment and digital solutions.
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
•Strategic partnerships with longstanding customers and other key stakeholders. We listen to our key stakeholders and focus on areas where Wabtec can enable the most meaningful impact for our customers, communities, and the world. Transformational change requires collaboration, so we are committed to accelerating progress by partnering with customers, government leaders, corporations, universities, and other key stakeholders. For example, we have partnered with a customer, as well as an artificial intelligence and robotics institution, to create technologies that will further decarbonize freight rail transport, improve freight safety, and generate greater rail network utilization. By working together with these partners and others, we are developing advanced solutions for the industry to realize the low-to-zero emission rail network of the future.
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
Business Strategy
We strive to generate sufficient cash to invest in our growth strategies while maintaining world-class product value, technology and customer responsiveness. We continuously strive to improve quality, delivery and productivity, and to reduce costs utilizing global sourcing and supply chain management. These practices enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. We also rely on functional experts within the Company across various disciplines to train, coach and share best practices throughout the Company, while benchmarking against best-in-class competitors and peers. Over time, we intend to continue to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•Accelerate innovation of scalable technologies. We continue to emphasize innovation and development funding to create new products and capabilities to increase customer productivity, efficiency, capacity, utilization and safety, such as alternatively fueled locomotive, vehicle monitoring and data analytics, and nondestructive testing. We plan to invest in bringing new technologies to market for our customers, which may include portfolio expansion through strategic acquisitions. A significant portion of our investment is expected to be focused on three customer-centric areas of innovation: advanced supply chain visibility, automation and digitization and low-to- zero emissions operations. These investments will position our customers for success and make these technologies the standard going forward. We have a multi-year initiative to build on our existing expertise and technologies in the Digital Intelligence space. In addition, we invest in developing enhancements and new features to existing products, such as brake discs and heat exchangers. We are focusing on technological advances, especially in the areas of electronics and alternative fuels, including hydrogen technologies, braking products and other on-board equipment, as a means to deliver new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments.

•Grow and refresh expansive installed base. We are a transportation and component manufacturer with a significant installed base with expansive product and service capabilities. We have nearly 24,600 locomotives in service, the majority of which are equipped with Digital Intelligence technologies, like Positive Train Control. We intend to increase sales through direct sales of existing products to current and new customers, by developing specific new products for application in new geographic markets, by making strategic acquisitions and through joint ventures with railway suppliers which have a strong presence in their local markets. We believe that international markets represent a significant opportunity for future growth. In Transit, we are focused on mature markets such as Europe and emerging markets such as India. In Freight, in addition to North America, we are targeting markets that operate significant fleets of locomotives and freight cars, including Australia, Brazil, India, South Africa, Kazakhstan, and other select areas within Europe, Asia and South America. In addition, we have opportunities to increase the sale of certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy.

•Drive efficiencies through emerging technologies. Today, rail represents the cleanest, most energy efficient and safest mode of moving freight and people on land. As global demands for growth increase, current trends suggest that freight and passenger rail activity will more than double by 2050, leading to an increased demand for sustainable transportation of people and goods. These converging forces highlight the critical interplay between market dynamics, the need for increased fuel efficiency and Wabtec’s business strategy. Wabtec is helping customers transition to a more utilized, efficient, and low-carbon rail network. Alternative clean energy technologies are critical in the fight against climate change and reducing greenhouse gas emissions. We are helping our customers reduce their overall cost of operations through the development of low-emitting locomotives like our Tier 4 locomotives, Trip Optimizer, Green Air and Green Friction products, and the use of alternative fuels such as biodiesel, renewable diesel, and hydrogen.

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
Backlog
Backlog represents the future sales we expect to recognize on firm orders received from customers and approximates the Company’s remaining performance obligations at the end of each period. The Company’s total backlog was approximately $27.4 billion at December 31, 2025. The Company’s contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Generally, if a customer were to cancel a contract, we would have an enforceable right to payment for work completed up to the date of cancellation which would include a reasonable profit margin. Substantial scope-of-work adjustments are common. For these and other reasons, completion of the Company’s backlog may be delayed or canceled, and reported backlog should not be viewed as a guarantee of future revenue. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternative modes of transportation.

The roll forward of the Company's backlog of firm customer orders and the expected year of completion are as follows:

In millions	Freight Segment	Transit Segment	Consolidated
Balance at December 31, 2024	$17,986	$4,286	$22,272
Less: 2025 Net sales	(8,036)	(3,131)	(11,167)
New orders	11,911	3,587	15,498
Adjustments / foreign exchange, net	632	172	804
Balance at December 31, 2025	$22,493	$4,914	$27,407

Expected Delivery
2026	$6,022	$2,212	$8,234
Thereafter	$16,471	$2,710	$19,181
Global economic conditions have not resulted in any material cancellations recently, but they have impacted the timing of some orders in backlog as, in certain cases, the delivery of goods and services were pushed out from their original timelines and could result in future modifications or cancellations.
Engineering and Development
To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the years ended December 31, 2025, 2024 and 2023, we invested $223 million, $206 million and $218 million, respectively, in engineering for product development and improvement activities. Significant incremental engineering expense can be incurred with the execution of original equipment customer contracts. Across the Company, we have established multiple Centers of Competence, which have specialized, technical expertise in various disciplines and product areas.
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
Intellectual Property
We have more than 7,000 active patents worldwide and file for approximately 300 new patents each year. We actively review our patent procurement processes and make adjustments as appropriate to the business environment. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property. We actively monitor competitor patent issuance during our product development to reduce litigation risks, and we follow their product development practices to monitor possible patent infringement by them, and to evaluate their strategies and plans.
Trademarks we utilize can be licensed from other companies, acquired as part of mergers or acquisitions, or have been developed through the normal course of business. We have entered into a variety of license agreements as licensor and licensee. We do not believe that any single license agreement is of material importance to our business or any of our business segments as a whole.
Customers
We serve a global customer base with products and services purchased across international markets. Our customers include passenger transit authorities and railroads throughout North America, Europe, Asia Pacific, Africa, and South America; utilities; manufacturers of transportation equipment, such as locomotives, freight cars, passenger transit vehicles and buses; companies that own, lease, and maintain such equipment; as well as customers in the mining, marine, and industrial markets and applications and companies in the generation, distribution, and charging industries.
Top customers can change from year to year. For the fiscal year ended December 31, 2025, our top five customers accounted for approximately 30% of net sales. No one customer represents 10% or more of consolidated net sales. We believe that we have strong relationships with all of our key customers.

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
Sustainability
Wabtec is committed to creating sustainable value through innovative rail technologies and responsible business practices. Our mission to unlock our customers' potential by delivering innovative and lasting transportation solutions underpins our sustainability strategy. Our strategy helps us capitalize on market opportunities and reduce safety and environmental risks, while creating value for our customers, employees and other stakeholders. Wabtec focuses on three Sustainability Principles to execute our sustainability strategy:
•Innovating with Purpose. We are committed to developing responsible and sustainable products.
•Driving Responsible Operations. We are committed to providing safe work environments and products that enable productive and efficient use of resources.
•Empowering People and Communities. We are committed to driving an inclusive culture grounded in integrity, committed to the development of and investment in the communities where our teams live and work.
To align Wabtec's overall sustainability strategy and action plans with the current market conditions and trends, we periodically review our sustainability priorities to ensure they reflect the areas of highest importance to our key internal and external stakeholders.
Wabtec is committed to transparency on Environmental, Social, and Governance ("ESG") topics, including the opportunities and challenges we encounter as we work to enhance performance and conduct business in a responsible manner. We publish periodic sustainability and sustainability-related reports, where we present sustainability information, including policies, goals, activities, and qualitative and quantitative data on our progress.
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
We provide our employees with resources to help them be mentally, physically and financially well. We offer a wide range of benefits including healthcare and wellness (physical and mental) benefits, retirement benefits, paid time off, an employee assistance program, and several employee resource groups to build inclusive communities at Wabtec.
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

Our headquarters are in Pittsburgh, Pennsylvania and we have offices, facilities, and operations in over 50 countries around the globe. As of December 31, 2025, we have a global workforce of approximately 31,000 employees, excluding contingent workers.
Unionized Population
A portion of our workers are represented by labor unions. The United Electrical, Radio and Machine Workers of America ("UE"), Locals 506 and 618 collective bargaining agreement, covering approximately 1,400 locomotive manufacturing workers in Erie, Pennsylvania, expires April 30, 2027. The Company continuously monitors its labor activity.
Training and Development
We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring and coaching programs. Wabtec has invested in training courses through a partnership with a third-party vendor to provide an online learning platform available to all of our employees, both hourly and salary.
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
Environmental, Health and Safety
Putting people first is how we do business at Wabtec. Our Environmental, Health and Safety ("EHS") program has a longstanding commitment to continuously improve and foster a culture that proactively reduces risks and hazards in our operations, protects the environment, ensures regulatory compliance, and encourages learning and development. To ensure operational accountability for EHS across all levels of Wabtec, we use standard metrics (both lagging and leading indicators) and structured management reviews to track and measure EHS performance across all our operational sites. Monthly EHS operating reviews with the Executive Vice President for Global Operations are used to review operational risks at the enterprise-level, develop strategic initiatives, and communicate key performance indicators to senior management. Each site is responsible for developing a risk reduction plan to drive site or project-level actions related to risk reduction, compliance assurance, employee engagement, and continuous EHS improvement. Through these efforts, our Operations and EHS teams are partnering to eliminate and reduce hazards and risks within Wabtec’s operations, which is fundamental to improved EHS performance. In 2025, we had zero fatalities and our total recordable injury rate decreased by over 15% compared with 2024. We remain steadfast in our commitment to protecting our people and driving toward EHS excellence.
Regulation
In the course of our operations, we are subject to various regulations and standards of government authorities and other standard-setting bodies in the U.S. and around the world. These entities typically govern equipment, safety and interoperability standards for freight rail rolling stock and passenger transit, oversee a wide variety of rules and regulations governing safety and design of equipment, and evaluate certification and qualification requirements for suppliers. New products are generally subject to rigorous and lengthy testing and approval processes. As a result of these regulations and requirements, we must usually obtain and maintain certifications in a variety of jurisdictions and countries. The governing bodies include the Federal Railroad Administration ("FRA") and the Association of American Railroads ("AAR") in the U.S., and the International Union of Railways (“UIC”) and the European Railway Agencies in Europe. In addition, the European Committees for Standardization continue to develop European standards which cover, for example, the Reliability, Availability, Maintainability and Safety of railways systems. To support interoperability of the European railway network, the European Union for Railway Agencies is responsible for defining and implementing Technical Standards of Interoperability, which covers areas such as infrastructure, energy, rolling stock, telematic applications, traffic operation and management subsystems, noise pollution and waste generation, protection against fire and smoke, and system safety.
Most countries and regions in which Wabtec does business have similar regulatory and certification frameworks. For example, any product or system sold in China must be certified in accordance with national standards. In India, many products are subject to regulations generally aligned with AAR and UIC standards.
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

Environmental Matters
The Company's operations and products are subject to a variety of environmental laws and regulations governing air emissions, discharges into water, the use, handling, storage, and disposal of hazardous substances and waste materials, as well as the remediation of contamination associated with releases of hazardous substances. The Company believes its operations and products currently comply in all material respects with the various environmental laws and regulations applicable to our business; however, there can be no assurance that environmental requirements will not change in the future or that we will not incur significant costs to comply with such requirements.
Available Information
We maintain a website at www.wabteccorp.com. Available free of charge on this site are: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders, our Green Finance Framework and related reports (https://ir.wabteccorp.com/investor-relations/green-finance-framework), our sustainability and sustainability-related reports (www.wabteccorp.com/sustainability/report-archive), and other information. The Internet sites and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. The following are also available free of charge on this site and are available in print to any shareholder who requests them: Our Corporate Governance Guidelines, the charters of our Audit, Compensation and Talent Management, Governance and Risk and Public Policy Committees, our Code of Conduct, which is applicable to all employees, our Code of Ethics for Senior Officers, which is applicable to our executive officers, and our Policies on Related Party Transactions and Conflict Minerals.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information on our executive officers as of February 13, 2026.

Officers	Age	Position
Rafael Santana	54	President and Chief Executive Officer
David L. DeNinno	70	Executive Vice President, General Counsel and Secretary
John A. Olin	65	Executive Vice President and Chief Financial Officer
Nicole Theophilus	55	Executive Vice President and Chief Administrative Officer
Eric Gebhardt	57	Executive Vice President and Chief Technology Officer
Gina Trombley	55	Executive Vice President, Sales & Marketing & Chief Commercial Officer - Americas
Greg Sbrocco	57	Executive Vice President, Global Operations
Michael E. Fetsko	61	President, Freight and Industrial Components
Sameer Gaur	53	President, Freight Services
Rogerio Mendonca	53	President, Freight Equipment
Nalin Jain	56	President, Digital Intelligence
Pascal Schweitzer	49	President, Transit
John A. Mastalerz	59	Senior Vice President of Finance and Chief Accounting Officer
Kyra Yates	47	Vice President, Investor Relations
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
Sameer Gaur was named President, Freight Services effective January 2026. Previously, Mr. Gaur was the Group President of Transit Services at Wabtec since January 2001. Prior to that, he was Senior Vice President of Freight Services, Product Management from February 2019 to January 2021, and Senior Executive, GM Product Manager of Global Services at GE Transportation from January 2016 to February 2019. Prior to that he performed various executive roles at GE Capital from August 2012 to January 2016, and GE Rail Services from June 2003 through July 2012, and worked for Canadian National Railway from June 1997 to June 2003.
Rogerio Mendonca was named President, Freight Equipment in February 2021. Previously, Mr. Mendonca served as Vice President for Baker Hughes from July 2017. Prior to that he served as President of GE Transportation in Latin America from April 2016 through July 2017 and in several roles leading up to that including Commercial Director and Service Operations General Manager.
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
In recent years, the global transportation landscape has been characterized by rapid changes in technology, leading to innovative developments in transportation and logistics that could change the way the railway industry does business. There may be additional innovations impacting the railway industry that we cannot yet foresee. The advancement of artificial intelligence technologies may significantly accelerate the pace and broaden the scope of technological innovation impacting the industry. Any failure by us to quickly adapt to and adopt new innovations in products and processes desired by our customers may result in a significant loss of demand for our product and service offerings. In addition, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

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
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of disruptions, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. For example, the COVID-19 pandemic caused supply chain disruptions, particularly with respect to channels in China, India, the U.S. and Europe, and labor availability constraints that resulted in component, raw material and chip shortages. Additionally, in an environment of heightened global geopolitical uncertainty, market factors, such as broad-based inflation, escalation of commodities costs, transportation and logistics costs, tariffs, labor costs, and volatility in foreign currency exchange rates may exacerbate the impacts of supply chain disruptions.
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
As a result of our acquisitions from time to time, we have goodwill recorded on our balance sheet. Goodwill is tested for impairment annually or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill could be impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. If we determine at a future time that impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders' equity.
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
Further, we regularly implement organization changes and streamlining, such as divestitures and realignments, to support our growth and cost management strategies and to encourage efficiencies. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated benefits and cost savings as well as our results of operations and financial condition could be materially adversely affected.
The integration of our recently completed acquisitions may not result in anticipated improvements in market position or the realization of anticipated operating synergies or may take longer to realize than expected.
Although we believe that our recent acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained or guarantee the timing of such improvements. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:
•the uncertainty that an acquired business will achieve anticipated operating results;
•significant expenses to integrate;
•diversion of management’s attention from business operations to integration matters;
•reliance on transition services agreements;
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
For the fiscal year ended December 31, 2025, approximately half of our consolidated net sales were to customers outside of the United States. We intend to continue to expand our international operations, including in emerging markets, in the future. Our global headquarters for the Transit group is located in France, and we conduct other international operations through a variety of wholly and majority-owned subsidiaries and joint ventures, including in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Kazakhstan/Commonwealth of Independent States ("CIS"), the Republic of North Macedonia, Mexico, the Netherlands, Poland, Spain, South Africa, Guinea, Turkey, Japan, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:
•lack of complete operating control;
•lack of local business experience;
•currency exchange fluctuations and devaluations;
•restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate income or capital;
•the complexities of operating within multiple tax jurisdictions and potentially material impacts associated with changes in applicable tax laws;
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
We have substantial operations located in emerging markets, such as Brazil, India, and Kazakhstan. Operations in such emerging markets are inherently risky due to a number of regulatory, economic, social and political uncertainties, which may be exacerbated in environments of heightened geopolitical uncertainty and volatility. These risks include economies that may be dependent on only a few products and are therefore subject to significant fluctuations, weak legal systems which may affect our ability to enforce contractual rights, possible exchange controls, unstable governments, nationalization or privatization actions or other government actions affecting the flow of goods and currency.
Significant changes in economic and regulatory policy in emerging countries, as well as social or political uncertainties, could significantly harm business and economic conditions in these markets generally and could disproportionately impact the rail industry, which could adversely affect our business and prospects in these markets.

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
We are subject to a variety of stringent environmental laws and regulations governing air emissions, discharges into water, chemical substances in products, the use, handling, storage, and disposal of hazardous substances or waste materials, as well as the remediation of contamination associated with releases of hazardous substances. We have incurred, and will continue to incur, both operating and capital costs to comply with environmental laws and regulations, including costs associated with the clean-up and investigation of some of our current and former properties and offsite disposal locations. We believe our operations currently comply in all material respects with all of the various environmental laws and regulations applicable to our business; however, there can be no assurance that environmental requirements will not change in the future or that we will not incur significant costs to comply with such requirements. Failure to comply with environmental laws and regulations could have significant consequences on our business and results of operations, including the imposition of substantial fines and sanctions for violations, injunctive relief (including requirements that we limit or cease operations at affected facilities), and reputational risk.
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
The security and functionality of our information technology systems, and the process of data by these systems, are critical to our business operations. If these systems are damaged, intruded upon, attacked, shutdown, or cease to function properly, and we suffer any resulting interruption in our ability to manage and operate our business, or if our products are affected, our results of operations and financial condition could be materially adversely affected. We have experienced cyber-security incidents that have impacted the Company's network. We have also been indirectly affected by vulnerabilities in third-party systems used for certain Wabtec products. In each instance, the Company has promptly activated incident response protocols and completed a thorough investigation. Such incidents have not had a material impact on our business, operations or financial results. However, a successful exploitation of our own, our vendors’ or our customers' information technology infrastructure could result in service interruptions, safety hazards, misappropriation of confidential information, process failures, security breaches or other operational difficulties. Such an event could result in decreased revenues and increased capital, insurance or operating costs, including the increased costs of security to protect the Company’s infrastructure, among other results. Insurance maintained by the Company to protect against loss of business and other related consequences resulting from cyber incidents may not be sufficient to cover all damages. A disruption or compromise of the Company’s technology systems, even for short periods of time, could have a material adverse effect.
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
At December 31, 2025, we had total debt of $5.5 billion, primarily related to Senior Notes and credit agreements. Being indebted could have important consequences to us. For example, our indebtedness could:
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
The indentures for our outstanding Senior Notes and the agreements governing certain of our credit facilities contains various covenants that limit our management’s discretion in the operation of our businesses.
Our credit agreement subjects us to customary (i) affirmative covenants, including requirements with respect to certain reporting obligations on us and our subsidiaries, and (ii) negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes (including certain changes in control); business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, we are required to maintain (i) an Interest Coverage Ratio of at least 3.00 to 1.00, calculated using an earnings metric as defined in the agreement compared to Interest Expense for the four quarters then ended and (ii) a Leverage Ratio, calculated by net debt (total debt, net of up to $500 million of unrestricted cash) as of the last day of such fiscal quarter to the defined earnings metric for the four quarters then ended, of 3.5 or less. All terms are as defined in the credit agreements.
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
The Company remains committed to preserving the integrity of its network, while remaining adaptable to identify new and emerging threats relying on both internal and external research and intelligence gathering. The Company has instituted a Cybersecurity Awareness Month program and utilizes various methodologies throughout the year for continued awareness on emerging cybersecurity risks. To date, the risks from cybersecurity threats have not had a material impact on our business, operations or financial results.
Governance
The Company and its Board understands the importance of maintaining a secure environment for our products, data and systems that effectively supports our business objectives and customer needs. Cybersecurity risks are overseen by the Risk and Public Policy Committee of the Board. The Senior Vice-President and Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) provide periodic reports to the Risk and Public Policy Committee, which includes information about cyber-risk management, the effectiveness of the Company’s cybersecurity framework, and benchmarking the Company against its industry peers. The CISO is responsible for navigating cyber risks, data access governance, security governance and global regulatory compliance related to cybersecurity regulations and industry standards. The Company also has a Chief Product Security Officer (“CPSO”) who manages embedding cybersecurity in the Company’s products and services as they are being developed.
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
The Company also conducts ongoing cyber security reviews which include updates on the Company’s enterprise cybersecurity risk and product cybersecurity risk. Risk is assessed utilizing internal key performance indicators and external evaluations to determine the Company’s cybersecurity score in comparison to its peer group. Wabtec's Board of Directors participates in all enterprise annual security awareness training and phishing campaigns. Throughout the year, as appropriate, in addition to regularly scheduled updates, the Risk and Public Policy Committee, CIO, and CISO maintain an ongoing dialogue regarding the Company’s cybersecurity risk and posture. The cybersecurity framework is also supported by Wabtec's broader enterprise risk management process to ensure alignment of the Company’s cybersecurity efforts with the Company’s overall enterprise risk management.

Item 2.	PROPERTIES
Facilities
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2025. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are mainly long-term and generally include options to renew.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Erie, PA	Manufacturing/Warehouse/Office	Freight	Own	3,800,000
Fort Worth, TX	Manufacturing/Warehouse/Office	Freight	Own/Lease	1,438,000
Grove City, PA	Manufacturing/Warehouse/Service	Freight	Own	728,000
Salem, VA	Manufacturing/Warehouse/Office	Freight	Own	320,000
Oak Creek, WI	Manufacturing/Warehouse/Office	Freight	Lease	290,000
Indianapolis, IN	Distribution Center/Office	Freight	Own	265,000
Kansas City, MO	Manufacturing/Warehouse/Office	Freight	Lease	200,000
Hibbing, MN	Manufacturing/Warehouse/Office	Freight	Own	157,000
Spartanburg, SC	Manufacturing/Warehouse/Office	Transit	Own/Lease	184,000
Pittsburgh, PA	Office	Global HQ	Lease	84,000

International
Astana, Kazakhstan	Manufacturing/Warehouse/Office	Freight	Own/Lease	700,000
Marhowrah, India	Manufacturing/Warehouse/Office	Freight	Own/Lease	500,000
Barton, UK	Manufacturing/Warehouse/Office	Transit	Lease	500,000
San Luis Potosi, Mexico	Manufacturing/Warehouse/Office	Freight/Transit	Own/Lease	480,000
Contagem, Brazil	Manufacturing/Warehouse/Office	Freight	Own	310,000
Piossasco, Italy	Manufacturing/Warehouse/Office	Transit	Own	301,000
Tours, France	Manufacturing/Warehouse/Office	Transit	Own/Lease	250,000
Pilsen, Czech	Manufacturing/Warehouse/Office	Transit	Lease	236,000
Shanghai, China	Manufacturing/Warehouse/Office	Transit	Lease	220,000
Bangalore, India	Office	Corporate	Lease	210,000
Quebec City, Canada	Manufacturing/Warehouse/Office	Freight	Own	160,000

Item 3.	LEGAL PROCEEDINGS
Information with respect to material pending legal proceedings is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report and incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB.” As of February 9, 2026, there were 170,517,190 shares of Common Stock outstanding held by approximately 85,056 holders of record.

The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $212 million annually. The declaration and payment of future dividends are at the discretion of the Board of Directors.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2025, of Wabtec’s common stock to (i) the S&P 500, (ii) the S&P 500 Industrials and, (iii) our peer group of manufacturing companies which consists of the following publicly traded companies: AGCO, AMETEK, CSX, Dover, Eaton Corporation, Emerson Electric, Illinois Tool Works, Ingersoll Rand Inc., Jacobs Solutions Inc., Norfolk Southern Corporation, Oshkosh Corporation, Parker-Hannifin Corporation, Rockwell Automation Inc., Snap-on Incorporated, Stanley Black & Decker Inc., Textron, Inc., The Timken Company, The TransDigm Group, and Xylem. This graph assumes that the investment in the Company’s common stock, peer group and each index was $100 on December 31, 2020 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
2020
2021
2022
2023
2024
2025
Westinghouse Air Brake Technologies Corporation
S&P 500 Index - Total Return
S&P 500 Industrials (Sector) (TR)
Peer Group

The following table summarizes stock performance graph data points in dollars:

December 31,	2020	2021	2022	2023	2024	2025
Westinghouse Air Brake Technologies	$100.00	$126.53	$137.97	$176.52	$264.98	$299.81
S&P 500 Industrials (Sector) (TR)	$100.00	$121.12	$114.48	$135.24	$158.87	$189.72
S&P 500 Index - Total Return	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100.00	$125.76	$111.17	$139.12	$159.98	$178.86

Issuer Purchases of Common Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1) In millions
October 2025	76,137	$197.01	76,137	$837
November 2025	295,761	$202.87	295,761	$777
December 2025	—	$—	—	$777
Total quarter ended December 31, 2025	371,898	$201.67	371,898	$777
(1)    As of December 31, 2025, approximately $777 million was remaining under the Company's stock repurchase plan. On February 6, 2026, the Board of Directors reauthorized the stock repurchase program and refreshed the amount available for stock repurchases to $1.2 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $1.0 billion, of which approximately $760 million remained at the reauthorization date. No time limit was set for the completion of the program, which conforms to the requirements under the agreements governing the Company's credit facilities and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems and services for the freight rail and passenger transit industries, as well as the mining, marine, and industrial markets and applications. Our highly engineered rail and transit products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars, and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries, and our products can be found in more than 100 countries throughout the world. In 2025, approximately half of the Company’s Net sales came from customers outside the United States.
Wabtec’s long-term financial goals are to increase revenues through a focused growth strategy, including product innovation and new technologies, global and market expansion, aftermarket products and services, and strategic acquisitions, to increase margins through strict attention to cost controls, to drive improved efficiencies across the business, to drive strong cash flow conversion, and to maintain a strong credit profile while minimizing our overall cost of capital. In addition, Management evaluates the Company’s current operational performance through measures such as safety, quality and on-time delivery.
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
Business Update
During the fourth quarter of 2025, Wabtec signed $2.2 billion in new locomotive orders in North America, which included $1.3 billion for locomotive modernizations and $0.9 billion for new locomotives. Also during the fourth quarter, Digital Intelligence secured $75 million of PTC and KinetiX orders in key international markets. In the third quarter of 2025, Wabtec announced an agreement with National Company Kazakhstan Temir Zholy ("KTZ"), the national railway of Kazakhstan, to deliver Evolution Series locomotives and provide long-term service support. The multi-national order, valued by the Company at approximately $4.2 billion, marks the largest locomotive agreement in Wabtec's history. Wabtec also continued to drive recurring revenue in the global market by winning a new service contract in Kazakhstan worth $299 million earlier in 2025. Additionally in the Freight Segment, the first Simandou locomotives reached Guinea, marking the first exports from the Company's India locomotive facility. We also signed a $140 million new locomotive order with a North American Class I railroad, signed new locomotive, mining and service orders in the Asia-Pacific region totaling $127 million, and signed a $125 million ultra class mining order.
During 2025, the Transit Segment signed $140 million in new Transit brake orders, two multi-year transit platform door contracts valued at $85 million and a $47 million order to provide brakes and couplers for servicing a North American customer, among many other orders.
In March of 2025, Moody's upgraded the Senior Notes ratings to Baa2 from Baa3 and changed the outlook to stable from positive, and S&P Global Ratings reaffirmed Wabtec's credit rating at BBB with a stable outlook.
In February 2025, Wabtec announced Integration 3.0, a three-year strategic initiative to target incremental run rate synergies currently estimated to be between $115 million to $140 million by 2028. The scope of the review includes consolidating our footprint via value chain improvement and facility rationalization, reducing headcount, expanding operating capacity in low-cost countries, and streamlining administrative and commercial activities. Management will also consider additional capital investments to further simplify and streamline the business. The Company anticipates that it will incur charges of approximately $125 million to $155 million related to this initiative, of which approximately $80 million to $100 million are expected to be one-time restructuring charges. Estimates for this program could change based on the specific programs approved or changes to the scope of the review. In addition to Integration 3.0, there are other ongoing restructuring initiatives, including Portfolio Optimization and Integration 2.0, focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. For the years ended December 31, 2025 and 2024, Wabtec incurred $75 million and $65 million, respectively, of restructuring costs primarily for employee-related costs and asset write downs on programs under these initiatives.
Future macroeconomic volatility, changes to tariffs and trade policies, supply chain disruptions, and labor availability, amongst other things, could cause a negative impact on revenue and cost increases resulting in an adverse effect on the Company’s operating results. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results. The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility, including the impact of current tariffs. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through our restructuring programs. The Company has experienced increased tariff costs which unfavorably impacted our cash from operations for the year ended December 31, 2025. Although we did not experience a material impact to our results of operations in 2025 because of mitigation efforts, due to the volatility of trade policies, we are unable to reasonably predict the future impact.
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

ACQUISITIONS
On July 1, 2025, the Company acquired Inspection Technologies for approximately $1.788 billion. Inspection Technologies was formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in nondestructive testing, remote visual inspection and analytical instruments solutions for mission critical assets. On December 1, 2025, the Company acquired Frauscher, a global market leader in train detection, wayside object control solutions and axle counting systems, for approximately $792 million. Also during 2025, the Freight Segment completed two additional acquisitions which were individually and collectively immaterial.
Also during the first quarter of 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock, for approximately €890 million. The acquisition subsequently closed on February 10, 2026.
Transaction costs incurred for the year ended December 31, 2025 related to completed and announced acquisitions were approximately $49 million.
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
During the fourth quarter of 2023, the Company purchased the remaining ownership shares of Locomotiv Kurastyru Zuayty ("LKZ"), a locomotive manufacturing and assembly company located in Kazakhstan for $111 million, at which time it became a wholly owned subsidiary of the Company. Prior to this purchase, Wabtec owned 50% of LKZ as a joint venture partner and accounted for its interest as an equity method investment. During the second quarter of 2023, the Company acquired L&M Radiator, Inc., a leading manufacturer of heavy-duty equipment radiators and heat exchangers for the mining sector, for a purchase price of approximately $245 million. For additional information related to these acquisitions refer to Note 3 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

RESULTS OF OPERATIONS
Consolidated Results
2025 COMPARED TO 2024
The following table shows our Consolidated Statements of Operations for the years indicated.

	For the year ended December 31,
In millions	2025	2024
Net sales:
Sales of goods	$9,261	$8,434
Sales of services	1,906	1,953
Total Net sales	11,167	10,387
Cost of sales:
Cost of goods	(6,244)	(5,918)
Cost of services	(1,117)	(1,103)
Total Cost of sales	(7,361)	(7,021)
Gross profit	3,806	3,366
Operating expenses:
Selling, general and administrative expenses	(1,490)	(1,248)
Engineering expenses	(223)	(206)
Amortization expense	(300)	(303)
Total Operating expenses	(2,013)	(1,757)
Income from operations	1,793	1,609
Other income and expenses:
Interest expense, net	(225)	(201)
Other income, net	24	2
Income before income taxes	1,592	1,410
Income tax expense	(409)	(343)
Net income	1,183	1,067
Less: Net income attributable to noncontrolling interest	(13)	(11)
Net income attributable to Wabtec shareholders	$1,170	$1,056
The following table shows the major components of the change in Net sales in 2025 from 2024:

In millions	Freight Segment	Transit Segment	Total
2024 Net sales	$7,468	$2,919	$10,387
Acquisitions	328	27	355
Portfolio Optimization (Divestitures/Exits)	(36)	(36)	(72)
Foreign Exchange	(31)	64	33
Organic	307	157	464
2025 Net sales	$8,036	$3,131	$11,167
The following discussion compares our results for the year ended December 31, 2025 to the year ended December 31, 2024. The discussion comparing our results for the year ended December 31, 2024 to the year ended December 31, 2023 is included within Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
Net sales
Net sales for the year ended December 31, 2025 increased by $780 million, or 7.5%, to $11.17 billion compared to the same period in 2024. Organic sales increased $464 million which was attributable to both the Freight and Transit Segments. Freight sales increased primarily due to higher North American locomotive deliveries and higher parts sales. Transit sales increased from higher demand for Aftermarket and Original Equipment Manufacturing products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Sales from acquisitions contributed $355 million, primarily from Inspection Technologies in the Freight Segment, and favorable changes in foreign exchange increased Net sales by $33 million.
Cost of sales
Cost of sales for the year ended December 31, 2025 increased by $340 million, or 4.8%, to $7.36 billion compared to the same period in 2024. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 65.9% and 67.6% for the years ended December 31, 2025 and 2024, respectively. The improvement in gross margin is attributable to strong productivity and cost management, savings from restructuring initiatives, and the exit of low margin business offerings through Portfolio Optimization. Cost of sales for the year ended December 31, 2025 included $53 million of costs related to purchase price accounting for the step-up of Inspection Technologies and Frauscher inventories to fair value on the respective dates of acquisition. Cost of sales for the years ended December 31, 2025 and 2024 included $12 million and $37 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Total Operating expenses increased $256 million, or 14.6%, for the year ended December 31, 2025 compared to the same period in 2024. Selling, general and administrative expenses ("SG&A") increased $242 million for the year ended December 31, 2025 compared to the same period in 2024. The increase is primarily from costs incurred to support the higher sales volume, transaction costs associated with completed and announced acquisitions, incremental expense from acquisitions, and higher employee compensation and benefit costs, partially offset by the impacts of restructuring initiatives. Transaction costs associated with completed and announced acquisitions included in SG&A were $49 million for the year ended December 31, 2025. SG&A for the year ended December 31, 2025 included $60 million of costs related to restructuring initiatives, including a $38 million loss on disposition of a business associated with Portfolio Optimization. SG&A for the year ended December 31, 2024 included $18 million of costs related to restructuring initiatives. Engineering expenses increased $17 million primarily due to incremental expense from acquisitions and increased investments in new technology.
Interest expense, net
Interest expense, net, increased $24 million to $225 million for the year ended December 31, 2025 over the same period in 2024, primarily due to higher average overall debt balances in the current period, primarily related to the Inspection Technologies acquisition.
Other income, net
Other income, net, increased $22 million to $24 million for the year ended December 31, 2025 compared to the same period in 2024, primarily due to a $19 million net gain on mark-to-market derivatives in the current period associated with the acquisition of Frauscher and anticipated acquisition of Dellner Couplers and lower foreign exchange losses, partially offset by lower equity income.
Income taxes
The effective income tax rate was 25.7% and 24.3% for the years ended December 31, 2025 and 2024, respectively. The year over year increase in the effective tax rate was primarily driven by changes in jurisdictional mix of earnings and the non-deductible loss generated from the divestiture of a business as part of the Portfolio Optimization initiative. See Note 11 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report for additional information.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	For the year ended December 31,
In millions	2025	2024	Change	% Change
Net sales:
Sales of goods	$6,137	$5,524	$613	11.1%
Sales of services	1,899	1,944	(45)	(2.3)%
Total Net sales	8,036	7,468	568	7.6%
Cost of sales:
Cost of goods	(4,089)	(3,848)	241	6.3%
Cost of services	(1,112)	(1,097)	15	1.4%
Total Cost of sales	(5,201)	(4,945)	256	5.2%
Cost of sales (% of Net sales)	64.7%	66.2%	(1.5)

Gross profit	2,835	2,523	312	12.4%

Operating expenses	(1,268)	(1,101)	167	15.2%

Income from operations ($)	$1,567	$1,422	$145	10.2%
Income from operations (% of Net sales)	19.5%	19.0%	0.5
The following table shows the major components of the change in Net sales for the Freight Segment in 2025 from 2024:

In millions
2024 Net sales	$7,468
Acquisitions	328
Portfolio Optimization (Divestitures/Exits)	(36)
Foreign Exchange	(31)
Changes in Net sales by Product Line:
Equipment	279
Services	51
Components	(1)
Digital Intelligence	(22)
2025 Net sales	$8,036
Net sales
Freight Segment organic sales increased by $307 million driven primarily by Equipment sales from higher North American locomotive deliveries and Services sales from higher parts sales. Components sales were flat as higher sales of industrial products were offset by decreased rail car build in North America. This was partially offset by decreased Digital Intelligence sales, attributable to softness in the North American market. Sales from acquisitions contributed $328 million, primarily from Inspection Technologies, and unfavorable changes in foreign exchange decreased sales by $31 million.
Cost of sales
Freight Segment Cost of sales increased $256 million from higher sales volume, and Cost of sales as a percentage of Net sales decreased 1.5 percentage points. The improvement in gross margin is attributable to strong productivity and cost management, savings from restructuring initiatives and the exit of low margin business offerings through Portfolio Optimization. Cost of sales for the year ended December 31, 2025 included $53 million of costs related to purchase price accounting for the step-up of Inspection Technologies and Frauscher inventories to fair value on the respective dates of acquisition. Cost of sales for the years ended December 31, 2025 and 2024 included $6 million and $18 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Freight Segment Operating expenses increased by $167 million, and operating expenses as a percentage of sales increased 1.1 percentage points, of which $134 million was related to incremental expense from acquisitions. Freight SG&A expenses for the year ended December 31, 2025 included $47 million of costs related to restructuring initiatives, including a $38 million loss on disposition of a business associated with Portfolio Optimization. Freight SG&A expenses for the year ended December 31, 2024 included $3 million of costs related to restructuring initiatives. SG&A expenses also increased due to higher costs to support increased sales volume and higher employee compensation and benefit costs.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	For the year ended December 31,
In millions	2025	2024	Change	% Change
Net sales	$3,131	$2,919	$212	7.3%
Cost of sales	(2,160)	(2,076)	84	4.0%
Cost of sales (% of Net sales)	69.0%	71.1%	(2.1)

Gross profit	971	843	128	15.2%

Operating expenses	(549)	(505)	44	8.7%

Income from operations ($)	$422	$338	$84	24.9%
Income from operations (% of Net sales)	13.5%	11.6%	1.9
The following table shows the major components of the change in Net sales for the Transit Segment in 2025 from 2024:

In millions
2024 Net sales	$2,919
Acquisitions	27
Portfolio Optimization (Divestitures/Exits)	(36)
Foreign Exchange	64
Changes in Net sales by Product Line:
Original Equipment Manufacturing	74
Aftermarket	83
2025 Net sales	$3,131
Net sales
Transit Segment organic sales increased $157 million driven by strong Aftermarket and Original Equipment Manufacturing sales primarily as a result of increased demand for products and services due to fleet expansion and renewals, increased passenger ridership levels and increased investments in sustainable infrastructure. Sales from acquisitions contributed $27 million, and favorable changes in foreign exchange rates increased sales by $64 million.
Cost of sales
Transit Segment Cost of sales increased by $84 million primarily from higher sales volume, and Cost of sales as a percentage of Net sales decreased by 2.1 percentage points. The increase in gross margin is primarily attributable to favorable mix within the Transit Segment, increased productivity and the benefits from Integration 2.0 and 3.0 and Portfolio Optimization. Transit Cost of sales for the years ended December 31, 2025 and 2024 included $6 million and $19 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Transit Segment Operating expenses increased by $44 million and as a percentage of sales increased 0.2 percentage points. The increase in SG&A expenses was primarily to support higher sales volume and higher employee compensation and benefit costs, partially offset by benefits from Integration 2.0 and 3.0. Transit SG&A expenses for the years ended December 31, 2025 and 2024 included $11 million and $13 million, respectively, of costs related to restructuring initiatives. Transit Segment Engineering expenses increased by $11 million due to increased investments in new technology.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows, borrowings under our credit facilities, and proceeds from the Company's Senior Notes. Additionally, the Company utilizes the Revolving Receivables Program and supply chain financing program described below, as well as other short-term financing agreements with certain banks, for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In millions	2025	2024
Cash provided by (used for):
Operating activities	$1,759	$1,834
Investing activities	$(2,747)	$(343)
Financing activities	$1,031	$(1,371)
 Operating activities In 2025, cash provided by operating activities was $1,759 million compared to $1,834 million in 2024. Significant changes to the sources and (uses) of cash for the twelve month periods include the following:
•$116 million from increased Net income;
•$(65) million from changes in inventory due to increased raw material costs, tariffs and in support of higher sales;
•$(62) million from changes in employee related benefit payments; and,
•$(36) million from changes in accounts payable due to the timing of payments.
Investing activities In 2025 and 2024, cash used for investing activities was $(2,747) million and $(343) million, respectively. During 2025, Wabtec acquired Inspection Technologies for net cash of approximately $(1,729) million and Frauscher for net cash of approximately $(765) million. During 2025, Wabtec also used $(260) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes, made two additional strategic acquisitions for net cash of $(26) million and received $20 million upon settlement of foreign currency contracts associated with the Frauscher acquisition. During 2024, Wabtec made four strategic acquisitions for net cash of $(168) million. During 2024, Wabtec also used $(207) million for additions to property, plant and equipment, received $19 million of net proceeds from dispositions of businesses, and received $13 million of proceeds from disposals of property, plant and equipment.
Financing activities In 2025, cash provided by financing activities was $1,031 million, which included $1,484 million from net changes in debt, $(223) million of stock repurchases, $(173) million of dividend payments, $(40) million of payments for income tax withholding on share-based compensation, and $(6) million of distributions to noncontrolling interest. In 2024, cash used for financing activities was $(1,371) million, which included $(64) million from net changes in debt, $(1,097) million of stock repurchases, $(140) million of dividend payments, $(42) million of contingent consideration payments related to the GE Transportation acquisition, $(25) million of payments for income tax withholding on share-based compensation, and $(6) million of distributions to noncontrolling interest.
During the fourth quarter of 2025, the Company entered into the 2025 Term Credit Agreement for a term loan of $500 million, which was utilized for general corporate purposes, including as part of funding for the Frauscher acquisition.
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
Also during the second quarter of 2025, the Company issued $500 million of Senior Notes due in 2030 (the "2030 Notes") and $750 million of Senior Notes due in 2035 (the "2035 Notes"). Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of 3.20% Senior Notes due 2025 at maturity. Proceeds from the 2035 Notes were utilized as part of funding for the Inspection Technologies acquisition.
During the first quarter of 2024, the Company entered into the 2024 Credit Agreement for a term loan of $225 million and issued $500 million of Senior Notes due in 2034 (the "2034 Notes"). Proceeds from the 2034 Notes, combined with the proceeds from the term loan under the 2024 Credit Agreement and cash on hand, were utilized to repay the outstanding amount of 2024 Notes at maturity.
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
As of December 31, 2025, the Company held approximately $789 million of cash, cash equivalents, and restricted cash, of which approximately $198 million was held within the United States and approximately $591 million was held outside of the United States, primarily in Europe, South Africa, India and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of December 31, 2025, approximately $25 million of the Company's $789 million cash balance was classified as restricted cash.
The Company's goal is to maintain an investment-grade credit profile. Rating agencies that are engaged by the Company periodically update our credit ratings as events occur. As of December 31, 2025, the long-term credit ratings assigned to the Company were BBB with a stable outlook by Fitch Ratings, Baa2 with a stable outlook by Moody's Investors Service, and BBB with a stable outlook by S&P Global Ratings.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Revolving Receivables Program
Effective January 1, 2025, the Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables. During the third quarter of 2025, the Company amended the Revolving Receivables Program to increase its availability from $350 million to up to $450 million. The Company collateralizes certain receivables through our bankruptcy-remote subsidiary on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are included within Proceeds from debt, net of issuance costs and Payments of debt within the Financing activities section of the Consolidated Statements of Cash Flows.
Prior to January 1, 2025, the Company utilized its Revolving Receivables Program to sell certain receivables for up to $350 million on a recurring basis. Net cash proceeds received from the sale of receivables in exchange for cash equal to the gross receivables sold are included in cash from operations within the Consolidated Statements of Cash Flows.
During the year ended December 31, 2025, the Company borrowed and repaid $1,202 million against the collateralized receivables. There were no receivables sold during the year ended December 31, 2025. Net cash payments included in cash from operations from the Revolving Receivables Program was $(20) million for the year ended December 31, 2024. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.
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
Intra-Quarter Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million for general business purposes and working capital needs within a quarter.

Total Available Liquidity

	For the year ended December 31,
In millions	2025	2024
Cash and cash equivalents	$764	$706
Revolving Credit Facility	2,000	1,500
Revolving Receivables Program	443	350
Total Available Liquidity	$3,207	$2,556
On March 18, 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, with a purchase price of approximately €890 million. The transaction subsequently closed on February 10, 2026, and was funded with a combination of cash on hand and borrowings under other sources of available liquidity.
In connection with the completed acquisition of Frauscher and the announced definitive agreement to acquire Dellner Couplers, the Company entered into foreign exchange contracts for a notional amount of €1,290 million to mitigate foreign currency exposure associated with the acquisitions. As part of the acquisition of Frauscher, the Company utilized foreign exchange forward contracts with a notional value of €690 million.
Guarantor Summarized Financial Information
Westinghouse Air Brake Technologies Corporation (the “Parent Company”) has issued 3.20% Senior Notes due 2025 (retired in May 2025), 3.45% Senior Notes due 2026, 4.70% Senior Notes due 2028, 4.90% Senior Notes due 2030, 5.611% Senior Notes due 2034, and 5.50% Senior Notes due 2035 (collectively, the “US Notes”).
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
The following tables present summarized financial information of the Parent Company and the Guarantor Subsidiaries on a combined basis. The combined summarized financial information eliminates (i) intercompany balances and transactions among the Parent Company and Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiaries that is not a Guarantor Subsidiary.
The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Parent Company, as the issuer of the US Notes, and Guarantor Subsidiaries.

Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Year Ended December 31, 2025
Net sales	$6,237
Gross profit	$1,048
Net loss attributable to Wabtec shareholders	$(42)
Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	December 31, 2025	December 31, 2024
Current assets	$1,434	$1,624
Noncurrent assets	$3,311	$3,500
Current liabilities	$3,236	$2,278
Long-term debt	$3,701	$2,962
Other non-current liabilities	$605	$738
The following is a description of the transactions between the combined Parent Company and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Year Ended December 31, 2025
Net sales to non-guarantor subsidiaries	$939
Purchases from non-guarantor subsidiaries	$1,224

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	December 31, 2025
Amount due to non-guarantor subsidiaries	$7,578
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

Summarized Statement of Income

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Year Ended December 31, 2025
Net sales	$603
Gross profit	$141
Net loss attributable to Wabtec shareholders	$(266)
Summarized Balance Sheet

	Unaudited
	Issuer and Parent Company (Guarantor)
In millions	December 31, 2025	December 31, 2024
Current assets	$508	$546
Noncurrent assets	$656	$646
Current liabilities	$1,822	$1,014
Long-term debt	$4,286	$3,479
Other non-current liabilities	$42	$49
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Year Ended December 31, 2025
Net sales to non-guarantor subsidiaries	$35
Purchases from non-guarantor subsidiaries	$122

Unaudited
Issuer and Parent Company (Guarantor)
In millions	December 31, 2025
Amount due to non-guarantor subsidiaries	$9,097
Contractual Obligations and Off-Balance Sheet Arrangements
The Company is obligated to make future payments under various contracts such as purchase, debt and lease agreements and has certain contingent commitments. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2025:

In millions	Total	2026	2027-28	2029-30	2031+
Operating activities:
Purchase obligations (1)	$158	$150	$8	$—	$—
Operating leases (2)	449	77	123	93	156
Pension and postretirement benefit payments (3)	227	21	44	47	115
Interest payments (4)	1,156	248	393	231	284
Financing activities:
Long-term debt	5,567	1,250	1,840	1,227	1,250
Dividends to shareholders (5)	212	212	—	—	—
Total	$7,769	$1,958	$2,408	$1,598	$1,805

(1)Purchase obligations represent non-cancelable contractual obligations at December 31, 2025.
(2)Operating leases represent multi-year obligations for rental of facilities and equipment.
(3)Pension and postretirement benefit payments includes expected payments to participants out of plan assets and corporate assets. The benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company does not expect material contributions to pension plan investments in 2026.
(4)Interest payments on the Senior Notes and the amounts borrowed under the 2025 Term Credit Agreement and 2025 Credit Agreement as of December 31, 2025 are based on interest rates in effect as of December 31, 2025 and are calculated on debt with maturities that extend to 2035.
(5)Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $212 million beginning in 2026.
The above table does not reflect uncertain tax positions of $29 million, the timing of which are uncertain. Refer to Note 11 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for additional information on uncertain tax positions. Additionally, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. At December 31, 2025, the total value of these bank guarantees and letters of credit were $1,141 million and expire on various dates through 2035. Amounts include interest payments based on contractual terms and the Company’s current interest rate.
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
Critical Accounting Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Critical areas of uncertainty that require judgments, estimates and assumptions include the accounting for inventories, business combinations, goodwill and indefinite-lived intangible assets, warranty reserves, income taxes, and revenue recognition. Management uses historical experience and all available information to make these judgments and estimates, and actual results may differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the financial statements and related footnotes provide a meaningful and fair perspective of the Company.
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
Judgments and Uncertainties Cost is determined primarily using the first-in, first-out ("FIFO") method. Inventory costs include material, labor and overhead. The Company compares inventory components to prior year sales history, current backlog and anticipated future requirements. To the extent that inventory parts exceed estimated usage and demand, a reserve is recognized to reduce the carrying value of inventory. Also, specific reserves are established for known inventory obsolescence, a decline in market value, or loss of a customer with specific inventory.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its available variable-rate debt facilities or new debt issuances. At December 31, 2025, the Company's interest risk related to variable-rate debt was limited to the amounts borrowed under the 2025 Credit Agreement and the 2025 Term Credit Agreement. At December 31, 2024, the Company's interest rate risk related to variable-rate debt was limited to the amounts borrowed and outstanding under the Delayed Draw Term Loan and the Term Loan.
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
During 2025, the Company completed the acquisitions of Continental Railworks Technology I Inc., Dotnetix Proprietary Limited and Dotnetix SA Proprietary Limited, Evident's Inspection Technologies Division, and Frauscher Sensor Technology Group GmbH, and is currently integrating the acquisitions into its operations, compliance programs and internal control processes and as such, has excluded the acquisitions from its assessment of internal controls over financial reporting as of December 31, 2025. The acquisitions are all subsidiaries whose combined total assets represent 2.4% and combined net sales represent 2.5% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

Over Time Revenue Recognition for Long-Term Contracts
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company has long-term customer arrangements involving the design and production of highly engineered products that require revenue to be recognized over time. The Company uses input-based measures for determining the amount of revenue, cost, and gross margin to recognize over time for these customer arrangements. The inputs used for these arrangements include costs of material and labor. During the year ended December 31, 2025, a material amount of the Company's total revenues were derived from performance obligations that are satisfied over time.

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

Valuation of Customer Relationships Intangible Asset in the Acquisition of Evident’s Inspection Technologies Division
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, on July 1, 2025, the Company acquired Evident’s Inspection Technologies division (“Inspection Technologies”). The transaction was accounted for under the acquisition method of accounting. The Company preliminarily determined the fair value of the identified customer relationships intangible asset to be $411 million using an income approach.

Auditing the Company’s valuation of the acquired customer relationships intangible asset was complex due to estimation uncertainty in determining the fair value. The estimation uncertainty was primarily due to the sensitivity of the fair value of the customer relationships intangible asset to underlying assumptions about the future performance of the acquired Inspection Technologies business. The significant assumptions used to estimate the fair value of the customer relationships intangible asset included a discount rate and certain assumptions that form the basis of the forecasted results (future revenue and earnings before interest, taxes, depreciation, and amortization margin). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate the fair value of the acquired customer relationships intangible asset. We also tested controls over management’s review of the significant assumptions used in the fair value calculation described above and management’s review of the valuation model.

To test the estimated fair value of the acquired customer relationships intangible asset, our audit procedures included, among others, evaluating the Company's use of the income approach, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used by management to observable market data, current industry and economic trends, and actual operating results realized subsequent to the acquisition. We also performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of customer relationships intangible asset resulting from changes in the significant assumptions. In addition, we involved our valuation specialists to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, such as the discount rate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Pittsburgh, Pennsylvania
February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westinghouse Air Brake Technologies Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Westinghouse Air Brake Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Continental Railworks Technology I Inc., Dotnetix Proprietary Limited and Dotnetix SA Proprietary Limited, Evident's Inspection Technologies Division, and Frauscher Sensor Technology Group GmbH, which are included in the 2025 consolidated financial statements of the Company and constituted 2.4% of total assets as of December 31, 2025 and 2.5% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Continental Railworks Technology I Inc., Dotnetix Proprietary Limited and Dotnetix SA Proprietary Limited, Evident's Inspection Technologies Division, and Frauscher Sensor Technology Group GmbH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 13, 2026

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2025	2024
Assets
Assets
Cash, cash equivalents and restricted cash	$789	$715
Accounts receivable	1,410	1,152
Unbilled accounts receivable	487	550
Inventories, net	2,745	2,314
Other current assets	263	212
Total current assets	5,694	4,943
Property, plant and equipment, net	1,616	1,447
Goodwill	10,216	8,710
Other intangible assets, net	3,838	2,934
Other noncurrent assets	705	668
Total noncurrent assets	16,375	13,759
Total Assets	$22,069	$18,702
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,402	$1,300
Customer deposits	1,015	693
Accrued compensation	490	425
Accrued warranty	266	248
Current portion of long-term debt	1,250	500
Other accrued liabilities	727	626
Total current liabilities	5,150	3,792
Long-term debt	4,291	3,480
Deferred income taxes	606	376
Other long-term liabilities	832	921
Total Liabilities	10,879	8,569
Commitments and contingencies (Note 18)
Equity
Common stock, $.01 par value; 500.0 shares authorized; 171.9 shares issued and 170.6 outstanding at December 31, 2025; 226.9 shares issued and 171.3 outstanding at December 31, 2024	1	2
Additional paid-in capital	8,069	8,023
Treasury stock, at cost, 1.3 and 55.6 shares, at December 31, 2025 and 2024, respectively	(190)	(3,273)
Retained earnings	3,878	6,185
Accumulated other comprehensive loss	(616)	(846)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	11,142	10,091
Noncontrolling interest	48	42
Total Equity	11,190	10,133
Total Liabilities and Equity	$22,069	$18,702

 The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
In millions, except per share data
Net sales:
Sales of goods	$9,261	$8,434	$7,647
Sales of services	1,906	1,953	2,030
Total net sales	11,167	10,387	9,677
Cost of sales:
Cost of goods	(6,244)	(5,918)	(5,581)
Cost of services	(1,117)	(1,103)	(1,152)
Total cost of sales	(7,361)	(7,021)	(6,733)
Gross profit	3,806	3,366	2,944
Operating expenses:
Selling, general and administrative expenses	(1,490)	(1,248)	(1,139)
Engineering expenses	(223)	(206)	(218)
Amortization expense	(300)	(303)	(321)
Total operating expenses	(2,013)	(1,757)	(1,678)
Income from operations	1,793	1,609	1,266
Other income and expenses:
Interest expense, net	(225)	(201)	(218)
Other income, net	24	2	44
Income before income taxes	1,592	1,410	1,092
Income tax expense	(409)	(343)	(267)
Net income	1,183	1,067	825
Less: Net income attributable to noncontrolling interest	(13)	(11)	(10)
Net income attributable to Wabtec shareholders	$1,170	$1,056	$815

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$6.84	$6.05	$4.54
Diluted
Net income attributable to Wabtec shareholders	$6.83	$6.04	$4.53

Weighted average shares outstanding
Basic	170.5	174.1	178.8
Diluted	171.1	174.8	179.5

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
In millions
Net income attributable to Wabtec shareholders	$1,170	$1,056	$815
Foreign currency translation gain (loss)	229	(277)	55
Unrealized gain on derivative contracts	8	14	22
Unrealized (loss) gain on pension benefit plans and post-retirement benefit plans	(7)	14	—
Other comprehensive income (loss) before tax	230	(249)	77
Income tax expense related to components of other comprehensive income (loss)	—	(7)	(6)
Other comprehensive income (loss), net of tax	230	(256)	71
Comprehensive income attributable to Wabtec shareholders	$1,400	$800	$886

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2025	2024	2023
In millions
Operating Activities
Net income	$1,183	$1,067	$825
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	501	503	531
Stock-based compensation expense	80	66	47
Net loss on business disposition	38	—	—
Net gain on mark-to-market derivatives	(19)	—	—
Below market intangible amortization	(44)	(44)	(54)
Deferred income taxes	11	51	(58)
Net loss on disposal of property, plant and equipment	2	4	7
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(36)	(34)	(195)
Inventories	(182)	(117)	(58)
Accounts payable	34	70	(58)
Accrued income taxes	6	21	1
Current and noncurrent customer deposits	146	113	116
Other accrued liabilities	36	124	57
Other operating activities	3	10	40
Net cash provided by operating activities	1,759	1,834	1,201
Investing Activities
Acquisitions of businesses, net of cash acquired	(2,520)	(168)	(308)
Purchase of property, plant and equipment	(260)	(207)	(186)
Proceeds from dispositions of businesses, net of cash disposed	8	19	—
Settlement of foreign currency derivatives related to acquisition	20	—	—
Proceeds from disposal of property, plant and equipment	5	13	2
Net cash used for investing activities	(2,747)	(343)	(492)
Financing Activities
Proceeds from debt, net of issuance costs	4,708	2,258	5,563
Payments of debt	(3,224)	(2,322)	(5,521)
Repurchase of stock	(223)	(1,097)	(409)
Cash dividends	(173)	(140)	(123)
Payment of contingent consideration	—	(42)	(112)
Payment of income tax withholding on share-based compensation	(40)	(25)	(16)
Distribution to noncontrolling interest	(6)	(6)	(17)
Other financing activities	(11)	3	2
Net cash provided by (used for) financing activities	1,031	(1,371)	(633)
Effect of changes in currency exchange rates on cash	31	(25)	3
Increase in cash	74	95	79
Cash, cash equivalents and restricted cash, beginning of year	715	620	541
Cash, cash equivalents and restricted cash, end of year	$789	$715	$620
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2022	226.9	$2	$7,953	(45.7)	$(1,769)	$4,577	$(661)	$45	$10,147
Cash dividends ($0.68 dividend per share)	—	—	—	—	—	(123)	—	—	(123)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(23)	0.5	10	—	—	—	(13)
Stock based compensation	—	—	47	—	—	—	—	—	47
Net income	—	—	—	—	—	815	—	10	825
Other comprehensive income, net of tax	—	—	—	—	—	—	71	—	71
Stock repurchase	—	—	—	(3.9)	(412)	—	—	—	(412)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(17)	(17)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2023	226.9	$2	$7,977	(49.1)	$(2,171)	$5,269	$(590)	$37	$10,524
Cash dividends ($0.80 dividend per share)	—	—	—	—	—	(140)	—	—	(140)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(20)	0.4	5	—	—	—	(15)
Stock based compensation	—	—	66	—	—	—	—	—	66
Net income	—	—	—	—	—	1,056	—	11	1,067
Other comprehensive loss, net of tax	—	—	—	—	—	—	(256)	—	(256)
Stock repurchase	—	—	—	(6.9)	(1,107)	—	—	—	(1,107)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6)	(6)
Balance, December 31, 2024	226.9	$2	$8,023	(55.6)	$(3,273)	$6,185	$(846)	$42	$10,133
Cash dividends ($1.00 dividend per share)	—	—	—	—	—	(173)	—	—	(173)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(34)	0.4	2	—	—	—	(32)
Stock based compensation	—	—	80	—	—	—	—	—	80
Net income	—	—	—	—	—	1,170	—	13	1,183
Other comprehensive income, net of tax	—	—	—	—	—	—	230	—	230
Stock repurchase	—	—	—	(1.1)	(224)	—	—	—	(224)
Treasury stock retirement	(55.0)	(1)	—	55.0	3,305	(3,304)	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2025	171.9	$1	$8,069	(1.3)	$(190)	$3,878	$(616)	$48	$11,190

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine, and industrial markets and applications. Our highly engineered rail and transit products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars, and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In 2025, approximately half of the Company’s net sales came from customers outside the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation The consolidated financial statements include the accounts of the Company and all subsidiaries that it controls. For consolidated subsidiaries in which the Company's ownership is less than 100%, the outside shareholders' interests are shown as noncontrolling interests. The Company also invests in privately-held companies which are accounted for using the equity method when the Company has the ability to exercise significant influence, but not control, over the investee. These statements have been prepared in accordance with U.S. generally accepted accounting principles. Sales between subsidiaries are eliminated in consolidation.
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
Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of expected losses inherent in our receivable portfolio determined on the basis of historical experience, relevant credit forecast information, changes to customer's solvency, and other currently available evidence. The allowance for doubtful accounts was $32 million and $36 million as of December 31, 2025 and 2024, respectively.
Inventories Inventories are stated at the lower of cost or net realizable value. Cost is predominantly determined under the first-in, first-out ("FIFO") method. Inventory costs include material, labor and overhead.
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
Business Combinations The Company accounts for business acquisitions under the acquisition method of accounting, in accordance with ASC 805, Business Combinations, which requires the purchase price of the acquired business to be allocated to tangible and intangible assets acquired and liabilities assumed based on the respective fair values. The amount of purchase price which is in excess of the fair value of assets acquired and liabilities assumed is recognized as goodwill.
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
Due to the nature of work required to be performed on the Company’s long-term projects, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgment. Contract estimates related to long-term projects are based on various assumptions to project the outcome of future events that could span several years. These assumptions include cost of materials; labor availability and productivity; complexity of the work to be performed; and the performance of suppliers, customers and subcontractors that may be associated with the contract. We have a disciplined process where management reviews the progress of long-term projects periodically throughout the year. As part of this process, management reviews information including key contract matters, progress towards completion, identified risks and opportunities and any other information that could impact the Company’s estimates of revenue and costs. After completing this analysis, any adjustments to net sales, cost of goods sold, and the related impact to operating income are recognized as necessary in the period they become known.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of December 31, 2025, the Company's remaining performance obligations were approximately $27.4 billion. The Company expects to recognize revenue of approximately 30% of remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program Effective January 1, 2025, the Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables for up to $350 million. During the third quarter of 2025, the Company amended the Revolving Receivables Program to increase its availability from $350 million to up to $450 million. The Company and certain of its subsidiaries (the "Originators") contribute receivables to our bankruptcy-remote subsidiary, which can then be collateralized on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are classified as Financing activities on our Consolidated Statement of Cash Flows, with any outstanding collateralized balance at period end classified as debt on our Consolidated Balance Sheets. Prior to January 1, 2025, the Company utilized its Revolving Receivables Program to sell up to $350 million of certain receivables from the Originators. Receivables were sold to a financial institution on a recurring basis in exchange for cash equal to the gross receivables sold. Proceeds and remittances of receivables sold under the program prior to January 1, 2025 are classified as Operating activities on our Consolidated Statement of Cash Flows. For the years ended December 31, 2024 and 2023, the net cash proceeds remitted to the financial institution were $20 million and $60 million, respectively.
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
At December 31, 2025 and 2024, the bankruptcy-remote subsidiary held receivables of $623 million and $693 million, respectively, which are included in the Company's Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding receivables sold and outstanding borrowings. There were no collateralized borrowings or outstanding receivables sold at December 31, 2025 and 2024. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables, if applicable. Our maximum exposure to losses related to these receivables transferred is limited to the amount outstanding.
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $42 million and $52 million at December 31, 2025 and 2024, respectively, which are included in Other noncurrent assets on the Consolidated Balance Sheets.
Preferred Stock The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the rights and preferences, which would be superior to those of the common stock. At December 31, 2025 and 2024 there was no preferred stock issued or outstanding.
Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies, as well as companies in the mining, marine and industrial markets and applications. No one customer accounted for more than 10% of the Company’s consolidated net sales in the periods presented.

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
Accounting Standards Recently Adopted In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose on an annual basis specific categories within the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require enhanced disaggregation of disclosures about income taxes paid and income tax expense, among other changes. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of income taxes and are effective for Wabtec's annual reporting periods beginning January 1, 2025. The amendments require increased annual disclosures on current and future comparable reporting periods presented in annual company filings. The new annual disclosure requirements are included in Note 11.
Treasury Stock The Company records treasury stock purchases at cost. The cost of shares repurchased is recorded as a reduction of stockholders' equity. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess over par as a deduction from retained earnings. During the first quarter of 2025, the Company retired 55 million shares of treasury stock.
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 30 and net 180 days, and does not result in a change in the classification of amounts due as Accounts payable in the Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $285 million and $311 million of the Company's outstanding Accounts payable as of December 31, 2025 and 2024, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.
The following table reconciles the changes in amounts due to financial institutions reflected in Accounts payable as follows:

In millions	2025	2024
Obligations outstanding at the beginning of the year	$311	$305
Invoices confirmed during the year	683	723
Confirmed invoices paid during the year	(709)	(717)
Obligations outstanding at the end of the year	$285	$311

3. ACQUISITIONS
2025
On December 1, 2025, Wabtec acquired Frauscher Sensor Technology Group GmbH ("Frauscher"), a global market leader in train detection, wayside object control solutions and axle counting systems for approximately $792 million. The acquisition positions Wabtec for accelerated, profitable growth, and further strengthens the Company’s product portfolio by adding highly attractive and complementary railway signaling technologies. Frauscher reports within the Digital Intelligence product line of the Freight Segment. The acquisition was funded with a combination of cash on hand, proceeds from the 2025 Term Credit Agreement and borrowings under other sources of available liquidity.
The following table summarizes the preliminary fair value of the Frauscher assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$27
Accounts receivable	48
Inventory	48
Other current assets	5
Property, plant and equipment	14
Goodwill	368
Other intangible assets	393
Other noncurrent assets	24
Total assets acquired	927
Liabilities assumed
Current liabilities	34
Noncurrent liabilities	101
Total liabilities assumed	135
Net assets acquired	$792
As of December 31, 2025, the measurement period remains open, and the Company has not finalized the purchase accounting for the acquisition. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, valuations of assets acquired and liabilities assumed and final income tax computations. The amounts recognized for the assets acquired and liabilities assumed are provisional and may be adjusted as the Company continues to obtain and evaluate information about facts and circumstances that existed as of the acquisition date and complete the valuations of assets acquired and liabilities assumed, consistent with the measurement‑period guidance in ASC 805. Any necessary adjustments will be finalized within one year from the date of acquisition, once the Company has received the necessary information.
Intangible assets acquired include customer relationships and acquired technology that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. The fair value of these intangibles are preliminary in nature and subject to adjustments, which could be material as the Company has not completed its valuation of acquired assets and liabilities.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes. The net sales and results of operations subsequent to the acquisition date were not material to the Company’s consolidated net sales or results of operations. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.

On July 1, 2025, Wabtec acquired 100% ownership in Evident’s Inspection Technologies division ("Inspection Technologies") for approximately $1.788 billion. Inspection Technologies was formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in nondestructive testing, remote visual inspection and analytical instruments solutions for mission critical assets. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Inspection Technologies reports within the Digital Intelligence product line of the Freight Segment. The acquisition was funded with a combination of cash on hand, proceeds from the 2035 Notes, and borrowings under other sources of available liquidity.
The following table summarizes the preliminary fair value of the Inspection Technologies assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$44
Accounts receivable	73
Inventory	144
Other current assets	8
Property, plant and equipment	59
Goodwill	936
Customer relationships	411
Trade names	142
Acquired technology	170
Other noncurrent assets	37
Total assets acquired	2,024
Liabilities assumed
Current liabilities	65
Noncurrent liabilities	171
Total liabilities assumed	236
Net assets acquired	$1,788
As of December 31, 2025, the measurement period remains open, and the Company has not finalized the purchase accounting for the acquisition. The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangible assets. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy. Intangible assets acquired include customer relationships and acquired technology that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Contingent liabilities assumed as part of the transaction were not material. These estimates are preliminary in nature and subject to adjustments, which could be material as the Company has not completed its valuation of acquired assets and liabilities. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final valuations of assets acquired and liabilities assumed and final income tax computations. Any necessary adjustments will be finalized within one year from the date of acquisition, once the Company has received the necessary information.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. Approximately half of the purchased goodwill is expected to be deductible for tax purposes. The net sales and results of operations subsequent to the acquisition date were not material to the Company’s consolidated net sales or results of operations. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.
Also during 2025, the Freight Segment completed two additional acquisitions for a combined purchase price of approximately $26 million, net of cash acquired, which were individually and collectively immaterial.
On March 18, 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock, for approximately €890 million. The transaction subsequently closed on February 10, 2026.

Transaction costs related to the completed and announced acquisitions for the year ended December 31, 2025, were approximately $49 million and are included in Selling, general, and administrative expenses.
2024
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
2023
On December 22, 2023, the Company purchased the remaining ownership shares of Lokomotiv Kurastyru Zauyty ("LKZ"), a locomotive manufacturing and assembly company located in Kazakhstan, at which time it became a wholly owned subsidiary of the Company. Prior to this purchase, Wabtec owned 50% of LKZ as a joint venture partner and accounted for its ownership interest as an equity method investment. Total purchase price for the remaining 50% interest was $111 million, and was allocated primarily to goodwill. As a result of the change in ownership interest and obtaining control of LKZ, Wabtec's previously held equity interest balance was remeasured to fair value, resulting in a gain of approximately $35 million recorded to Other income, net. Upon acquisition, Wabtec ceased accounting for the investment using the equity method and recognized 100% of LKZ's identifiable assets and liabilities, and LKZ's results of operations and cash flows are fully consolidated subsequent to the acquisition date.
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

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2025	2024	2023
In millions
Interest paid during the year	$219	$181	$210
Business acquisitions:
Fair value of assets acquired	$2,989	$257	$438
Fair value of liabilities assumed	396	63	82
Cash paid	2,593	194	356
Less: Cash and cash equivalents acquired	(73)	(26)	(48)
Net cash paid	$2,520	$168	$308
At December 31, 2025 and December 31, 2024, Wabtec had restricted cash of $25 million and $9 million, respectively, primarily for cash held in escrow related to acquisitions.

5. INVENTORIES
The components of inventory, net of reserves, were:

	December 31,
In millions	2025	2024
Raw materials	$1,194	$977
Work-in-progress	698	587
Finished goods	853	750
Total inventories	$2,745	$2,314

6. PROPERTY, PLANT & EQUIPMENT
The major classes of depreciable assets are as follows:

	December 31,
In millions	2025	2024
Machinery and equipment	$1,898	$1,666
Buildings and improvements	852	810
Land and improvements	121	106
Construction in progress	236	171
Property, plant and equipment	3,107	2,753
Less: accumulated depreciation	(1,491)	(1,306)
Property, plant and equipment, net	$1,616	$1,447
 The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Building and improvements	15 to 40
Machinery and equipment	3 to 15
 Depreciation expense was $195 million, $196 million, and $204 million for 2025, 2024 and 2023, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill is reviewed annually during the fourth quarter for impairment. The Company has identified three reporting units for purposes of testing goodwill for impairment. Two reporting units exist within the Freight segment (the "Freight" and "Components" reporting units), and the Transit segment is also a reporting unit. In 2025, management elected to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary for the Freight and Transit reporting units. During the assessment, management evaluated all relevant events and facts that may impact the fair value or carrying value of the reporting units' goodwill and concluded that it was not more likely than not that the estimated fair values were less than the carrying values; therefore, no further analysis was required. For the Components reporting unit, management elected to proceed directly to the quantitative impairment test. The discounted cash flow method and the market approach were used to estimate the fair value of the Components reporting unit using a weighting of 75% and 25%, respectively. The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for the Components reporting unit. The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. For 2025, the discounted cash flow method was given more weight compared to the market approach due to variables between the operations of the guideline companies used in the analysis and Wabtec's operations, such as different reporting unit sizes, growth and business characteristics. Each valuation resulted in a conclusion that the estimated fair value of the Components reporting unit was in excess of its carrying value, and no impairment existed.
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2023	$7,294	$1,486	$8,780
Additions	31	54	85
Disposals	(5)	(1)	(6)
Foreign currency impact	(72)	(77)	(149)
Balance at December 31, 2024	$7,248	$1,462	$8,710
Additions	1,320	—	1,320
Disposals	(3)	—	(3)
Foreign currency impact	2	187	189
Balance at December 31, 2025	$8,567	$1,649	$10,216

The Company’s indefinite lived intangible assets are also reviewed annually during the fourth quarter for impairment. During 2025 and 2024, the Company proceeded directly to the quantitative impairment test for certain trade names with indefinite lives. For 2025 and 2024, certain trade names that were associated with the Company’s current restructuring actions were tested and considered impaired. As such, for the year ended December 31, 2025 and 2024, approximately $3 million and approximately $6 million of expense was recorded, respectively, primarily related to the Company's Portfolio Optimization. For the remaining trade names subject to the quantitative impairment test in both 2025 and 2024, the fair value exceeded each respective carrying value, resulting in a conclusion that no additional impairment existed. For other trade names, management assessed qualitative factors and concluded that it was not more likely than not that the estimated fair values of the trade names were less than their carrying values; therefore, no further analysis was required. The assessment of qualitative factors used in determining whether it is more likely than not that the fair value of a trade name is less than its carrying amount involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events, share price trends and assessing whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.
As of December 31, 2025 and 2024, the Company’s trade names had a net carrying amount of $851 million and $595 million, respectively, and the Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company had an original useful life of 5 years and became fully amortized in the first quarter of 2024.

Intangible assets of the Company, other than goodwill and trade names, that are considered definitive lived consist of the following:

	December 31, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,311	$(613)	$698	$1,415	$(629)	$786
Customer relationships	2,000	(550)	1,450	1,329	(480)	849
Acquired technology	1,570	(731)	839	1,318	(614)	704
Total	$4,881	$(1,894)	$2,987	$4,062	$(1,723)	$2,339
The remaining weighted average useful lives of backlog, customer relationships and acquired technology were 8 years, 16 years and 8 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $300 million, $303 million, and $321 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
2026	$323
2027	$318
2028	$316
2029	$315
2030	$315

8. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Consolidated Balance Sheets. Noncurrent contract assets were $121 million and $170 million at December 31, 2025 and 2024, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract but do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Consolidated Balance Sheets. Noncurrent contract liabilities were $259 million and $389 million at December 31, 2025 and 2024, respectively. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $82 million and $91 million at December 31, 2025 and 2024, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Consolidated Balance Sheets.
The following table reconciles the changes in the Company’s contract assets and liabilities as follows:

	Contract Assets
In millions	2025	2024
Balance at beginning of year	$720	$678
Recognized in current year	811	856
Reclassified to accounts receivable	(946)	(801)
Acquisitions/adjustments	—	3
Foreign currency impact	23	(16)
Balance at end of year	$608	$720

	Contract Liabilities
In millions	2025	2024
Balance at beginning of year	$1,173	$1,082
Recognized in current year	1,659	1,562
Amounts in beginning balance reclassified to net sales	(554)	(572)
Current year amounts reclassified to net sales	(958)	(876)
Acquisitions	1	8
Foreign currency impact	35	(31)
Balance at end of year	$1,356	$1,173

9. LONG-TERM DEBT
Long-term debt consisted of the following:

			December 31,
	Effective Interest Rate		2025		2024
In millions		Face Value	Book Value	Fair Value [1]	Book Value	Fair Value [1]
2025 Credit Agreement:
Revolving Credit Facility	6.0%	N/A	$—	$—	$—	$—
Term Loan Facility, due 2030	5.6%	$725	721	725	—	—
2025 Term Credit Agreement:
Term Loan, due 2026	4.9%	$500	500	500	—	—
2024 Credit Agreement:
Term Loan	—%	$—	—	—	224	225
2022 Credit Agreement:
Delayed Draw Term Loan	—%	$—	—	—	250	250
Senior Notes:
3.20% Senior Notes, due 2025	—%	$—	—	—	500	496
3.45% Senior Notes, due 2026	3.5%	$750	750	746	750	732
1.25% Senior Notes (EUR), due 2027	1.5%	€500	583	575	514	495
4.70% Senior Notes, due 2028	4.8%	$1,250	1,247	1,266	1,246	1,239
4.90% Senior Notes, due 2030	5.1%	$500	496	512	—	—
5.611% Senior Notes, due 2034	5.7%	$500	496	526	496	507
5.50% Senior Notes, due 2035	5.6%	$750	743	783	—	—
Other Borrowings			5	5	—	—
Total			5,541	5,638	3,980	3,944
Less: current portion			(1,250)	(1,246)	(500)	(496)
Long-term portion			$4,291	$4,392	$3,480	$3,448

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
As of December 31, 2025, the annual repayment requirements for debt obligations are as follows:

In millions
2026	$1,250
2027	589
2028	1,251
2029	1
2030	1,226
Thereafter	1,250
Total	$5,567
The Company has debt issuance costs related to certain financing transactions which are amortized through interest expense. As of December 31, 2025 and 2024, the Company had total unamortized debt issuance costs and discounts of $26 million and $15 million, respectively.

Credit Agreements
On November 28, 2025, the Company entered into a new stand-alone credit agreement (the "2025 Term Credit Agreement") for a term loan of $500 million. Borrowings under the 2025 Term Credit Agreement bear interest at a base rate plus an interest rate spread up to 1.50% based on the lower of the pricing corresponding to (i) the Company's Leverage Ratio or (ii) the Company's public credit rating. The frequency of interest payments varies based upon the Interest Election Request. The term loan issued under this agreement will mature on November 27, 2026. The obligations of the Company under this agreement are unsecured and have been guaranteed by certain of the Company's subsidiaries. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. Under the 2025 Term Credit Agreement, the Company has agreed to maintain the same Interest Coverage Ratio and Leverage Ratio as the 2025 Credit Agreement. The borrowing rate for the agreement is a variable rate assessed periodically in accordance with the terms of the agreement. At December 31, 2025, the interest rate was 4.7%.
On April 23, 2025, the Company entered into a new unsecured amended and restated credit agreement (the "2025 Credit Agreement"), which amended and restated the 2022 Credit Agreement and refinanced the 2024 Credit Agreement. The 2025 Credit Agreement provides for borrowings consisting of (i) a multi-currency revolving credit facility for a U.S. dollar equivalent of up to $2.0 billion (the "Revolving Credit Facility") and (ii) a delayed draw term loan facility of $725 million (the "Term Loan Facility"), all pursuant to the terms and conditions of the 2025 Credit Agreement. The Term Loan Facility was utilized to refinance outstanding borrowings on the 2022 and 2024 credit agreements. During the third quarter of 2025, the remaining $250 million under the Term Loan Facility was drawn and utilized as part of funding for the Inspection Technologies acquisition. The 2025 Credit Agreement includes an incremental facility that allows the Company to request, at prevailing market rates, an aggregate amount not to exceed $1.0 billion, (a) increases to the borrowing commitments under the Revolving Credit Facility and/or (b) new incremental term loan commitments (the "Incremental Facility"). The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
The Revolving Credit Facility matures on April 23, 2030. The Term Loan Facility was fully drawn at December 31, 2025, and all borrowings mature on April 23, 2030. Amounts borrowed and repaid under the Term Loan Facility may not be reborrowed. The applicable interest rate for borrowings under the 2025 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company's financial leverage or (ii) the Company's public credit rating. At December 31, 2025, the interest rate on the Term Loan Facility was 5.5%, and the interest rate on the undrawn Revolving Credit Facility was 4.9%. Obligations under the 2025 Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The following table presents availability under the 2025 Credit Agreement as of December 31, 2025:

In millions	Revolving Credit Facility	Term Loan Facility	Total
Maximum Availability	$2,000	$725	$2,725
Outstanding Borrowings	—	(725)	(725)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$2,000	$—	$2,000
The Company was in compliance with all financial covenants in the 2025 Credit Agreement and the 2025 Term Credit Agreement as of December 31, 2025.
Intra-Quarter Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs within a quarter.
Senior Notes
The Company or its subsidiaries may issue senior notes from time to time. These notes are comprised of our 3.45% Senior Notes due 2026 (the "2026 Notes"), 1.25% Senior Notes (EUR) due 2027 (the "Euro Notes"), 4.70% Senior Notes due 2028 (the "2028 Notes"), 4.90% Senior Notes due 2030 (the "2030 Notes"), 5.611% Senior Notes due 2034 (the "2034 Notes"),

and 5.50% Senior Notes due 2035 (the "2035 Notes"). The 2026 Notes, 2028 Notes, 2030 Notes, 2034 Notes, and 2035 Notes are the “US Notes”, and collectively with the Euro Notes, the “Senior Notes.” Interest on the US Notes is payable semi-annually and interest on the Euro Notes is paid annually. Each series of the Senior Notes may be redeemed any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The US Notes and the Company's guarantee of the Euro Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and are senior to all existing and future subordinated indebtedness of the Company.
On May 29, 2025, the Company issued (i) $500 million of 4.90% Senior Notes due 2030 and (ii) $750 million of 5.50% Senior Notes due 2035. The 2030 Notes and 2035 Notes were issued at approximately 100% of face value, and the Company recognized approximately $12 million of total deferred financing costs. Interest on the 2030 Notes and 2035 Notes will accrue at a rate of 4.90% and 5.50%, respectively, per year, payable semi-annually on May 29 and November 29 of each year, commencing November 29, 2025. The 2030 Notes will mature on May 29, 2030, and the 2035 Notes will mature on May 29, 2035.
Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of 3.20% Senior Notes due 2025 at maturity. Proceeds from the 2035 Notes were utilized as part of funding for the Inspection Technologies acquisition, which closed July 1, 2025.
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
Beginning September 15, 2023, the effective interest rate for the 2028 Notes was reduced by 0.25% due to a favorable change in Wabtec's corporate credit rating and the rating of the aforementioned notes.
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
Cash Pooling
Wabtec aggregates the Company's domestic cash position on a daily basis. Outside the United States, the Company uses cash pooling arrangements with banks to help manage liquidity requirements. In these pooling arrangements, Wabtec subsidiary “Participants” agree with a single bank that the cash balances of any of the pool Participants with the bank will be subject to a full right of set-off against amounts other Participants owe the bank, and the bank provides for overdrafts as long as the net overdraft balance for all Participants does not exceed an agreed-upon level. Typically, each Participant pays interest on outstanding overdrafts and receives interest on cash balances. The Company's Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all pooling arrangements.
Letters of Credit and Bank Guarantees
In the ordinary course of its business, the Company arranges for certain types of bank guarantees and letters of credit, such as performance bonds, bid bonds and financial guarantees, that are issued by certain banks and insurance companies to support customer contracts. The outstanding amount, including the letters of credit issued under the credit facility, was $1,141 million and $931 million at December 31, 2025 and 2024, respectively.

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S. and international employees, primarily in the United Kingdom, Canada and Germany, which provide benefits of stated amounts for each year of service of the employee. The majority of these plans are frozen, and therefore, participants do not accrue additional benefits. Retirement plan expenses are not material to the Company's results of operations. Plan assets are primarily comprised of cash, equity security funds and debt security funds. The following table provides summarized information regarding the Company's significant defined benefit pension plans by U.S. and international components:

	U.S.		International
In millions	2025	2024	2025	2024
Fair value of plan assets	$51	$52	$210	$204
Projected benefit obligation	$(51)	$(52)	$(238)	$(225)
Accumulated benefit obligation	$(51)	$(52)	$(226)	$(214)
Amounts recognized in the statement of financial position consist of:
Total assets	$—	$—	$25	$29
Total liabilities	$—	$—	$(54)	$(50)
Benefit payments expected to be paid to plan participants for the U.S. and international plans combined are expected to be approximately $20 million each year for the next 10 years.

11. INCOME TAXES
The Company is responsible for filing consolidated U.S. federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update required prospective changes to certain annual income tax disclosures and are effective for Wabtec's annual reporting periods beginning January 1, 2025. As such, the impacted disclosures for 2025 are reflected below in accordance with the updated requirements. These updates include specific categories and presentation within the income tax rate reconciliation and enhanced disaggregation of disclosures about income taxes paid and income tax expense, among other changes. As allowed under the ASU, Wabtec has not applied these changes retroactively. The amendments in this update did not affect the recognition, measurement, or financial statement presentation of income taxes.
The components of the income before income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In millions	2025	2024	2023
Domestic	$938	$782	$506
Foreign	654	628	586
Income before income taxes	$1,592	$1,410	$1,092
The consolidated provision for income taxes included in the Consolidated Statements of Income consisted of the following:

	For the year ended December 31,
In millions	2025	2024	2023
Current tax expense
Federal	$146	$106	$148
State	36	26	29
Foreign	216	160	148
	398	292	325
Deferred tax expense (benefit)
Federal	28	26	(50)
State	(8)	9	1
Foreign	(9)	16	(9)
	11	51	(58)
Total provision	$409	$343	$267

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
$ in millions	2025
U.S. federal statutory rate	$334	21.0%
State and local income tax, net of federal income tax effect	24	1.5
Foreign tax effects	64	4.0
Effect of cross-border tax laws:
Foreign branch income	19	1.2
Other	17	1.1
Tax credits:
Foreign tax credits	(48)	(3.0)
Other	(10)	(0.6)
Nontaxable or nondeductible items	4	0.3
Changes in unrecognized tax benefits	17	1.0
Other adjustments	(12)	(0.8)
Effective rate	$409	25.7%
The majority of State and local income tax, net of federal income tax effect for the year ended December 31, 2025 is attributable to state taxes in Illinois, Pennsylvania, California, and Texas.

	For the year ended December 31,
In millions	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State taxes	1.8	1.5
Foreign	3.1	2.0
Research and development credit	(0.7)	(0.6)
Non-taxable gain on acquisition	—	(0.8)
U.S. net operating loss carryback	(1.0)	—
Changes in valuation allowances	(0.4)	1.0
U.S. tax reform provision	0.5	0.6
Other, net	—	(0.2)
Effective rate	24.3%	24.5%
The increase in effective tax rate from 2024 to 2025 was primarily due to changes in jurisdictional mix of earnings and the non-deductible loss generated from the divestiture of a business as part of the Portfolio Optimization initiative.
The decrease in effective tax rate from 2023 to 2024 was primarily due to changes in valuation allowances and audit closures, partially offset by a change in the jurisdictional mix of earnings and the non-recurrence of the non-taxable gain generated on the acquisition of LKZ in 2023.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The impacts of these provisions do not have a material impact on the consolidated financial statements.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In millions	2025	2024
Deferred income tax assets:
Accrued expenses and reserves	$64	$38
Warranty reserve	47	53
Deferred compensation/employee benefits	103	92
Right-of-use assets	94	74
Pension and postretirement obligations	14	13
Inventory	34	39
Deferred revenue	127	93
Tax credit carry forwards	36	—
Net operating loss carry forwards	132	106
Other	52	50
Gross deferred income tax assets	703	558
Less: Valuation allowance	(57)	(52)
Total deferred income tax assets	646	506
Deferred income tax liabilities:
Property, plant & equipment	55	64
Right-of-use liabilities	89	71
Intangible assets	1,036	663
Total deferred income tax liabilities	1,180	798
Net deferred income tax liability	$534	$292

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, the valuation allowance for certain deferred tax asset carryforwards was $57 million, primarily in the United States, South Africa, China and the Netherlands.
The Company has net operating loss carry-forwards in the amount of $438 million, of which $216 million are indefinite lived, $109 million expire within ten years and $113 million expire in various periods between December 31, 2036 to December 31, 2045.
Components of cash taxes paid, net of refunds, were as follows:

For the year ended December 31,
In millions	2025
United States federal taxes	$139
State taxes	22
Foreign taxes:
Australia	18
Brazil	19
India	45
Kazakhstan	23
Other foreign jurisdictions	76
Income taxes paid, net of amounts refunded	$342
Income taxes paid, net of amounts refunded for the years ended December 31, 2024 and 2023, were $237 million and $233 million, respectively.
As of December 31, 2025, the liability for income taxes associated with unrecognized tax benefits was $29 million, of which $18 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2024, the liability for income taxes associated with unrecognized tax benefits was $19 million, of which $18 million, if recognized, would favorably affect the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of the gross liability for income taxes associated with unrecognized tax benefits follows:

In millions	2025	2024	2023
Balance at beginning of year	$19	$40	$33
Unrecognized tax benefits in prior periods	11	3	13
Audit settlement during year	(1)	(22)	(5)
Expiration of audit statute of limitations	—	(2)	(1)
Balance at end of year	$29	$19	$40
The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025 and 2024, the total interest and penalties accrued was approximately $19 million and $13 million, respectively.
An audit of the Company’s U.S. federal income tax return for the year 2017 is ongoing and select state and non-U.S. income tax audits are also underway. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2020.

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

	For the year ended December 31,
In millions, except per share data	2025	2024	2023
Numerator
Net income attributable to Wabtec shareholders	$1,170	$1,056	$815
Less: Net income allocated to non-vested restricted stock	(3)	(3)	(2)
Numerator for basic and diluted earnings per common share	$1,167	$1,053	$813
Denominator
Weighted average shares outstanding - basic	170.5	174.1	178.8
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans excluding non-vested restricted stock	0.4	0.3	0.4
Assumed conversion of dilutive non-vested restricted stock	0.2	0.4	0.3
Weighted average shares outstanding - diluted	171.1	174.8	179.5
Earnings per common share attributable to Wabtec shareholders
Basic	$6.84	$6.05	$4.54
Diluted	$6.83	$6.04	$4.53

13. STOCK-BASED COMPENSATION PLANS
As of December 31, 2025, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030, and as of December 31, 2025, the number of shares available for future grants under the 2011 Plan was approximately 3.9 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”). The Directors Plan, as amended, authorizes a total of 1.1 million shares of Common Stock to be issued. Under the Directors Plan, options issued become exercisable over a three-year vesting period and expire ten years from the date of grant, and restricted stock issued under the plan vests one year from the date of grant. The amount of restricted stock issued to non-employee directors as compensation for directors’ fees was as follows: 7,861 shares for 2025; 9,320 shares for 2024; and 14,856 shares for 2023. The total number of shares issued under the Directors Plan as of December 31, 2025 was approximately 1.0 million shares.
Stock-based compensation expense for all of the plans was $94 million, $85 million and $59 million for the years ended December 31, 2025, 2024 and 2023, respectively. Associated tax benefits related to the stock-based compensation plans were approximately $11 million for the year ended December 31, 2025 and not material for the years ended December 31, 2024 and 2023.
Included in the stock-based compensation expense for 2025 above is $46 million of expense related to incentive stock units, $32 million of expense related to non-vested restricted stock, $14 million related to restricted stock units, and $2 million related to units issued for Directors’ fees. At December 31, 2025, unamortized compensation expense related to those non-vested restricted shares and incentive stock units expected to vest totaled $85 million and will be recognized over a weighted period of 1.3 years.
Stock Options Stock options are granted to eligible employees and directors at fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a three year vesting period and expire 10 years from the date of grant. There were no stock options granted in the years ended December 31, 2025, 2024 and 2023. At December 31, 2025, there were 87,079 shares issuable pursuant to exercisable stock options.
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR can increase or decrease the payment by 10% to 20% depending on the plan year. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Quarterly, the Company reviews and updates performance estimates based on actual performance results and current projections. Based on the Company’s performance for each three year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2025, the Company estimates that it will achieve approximately 194%, 200% and 154% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three year periods ending December 31, 2025, 2026, and 2027, respectively, and has recorded incentive compensation expense accordingly. If estimates of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period. Expense for incentive stock units is updated as necessary based on the Company's performance.

The following table summarizes the restricted stock and incentive stock units activity and related information for the years ended December 31:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	689,420	744,844	$84.73
Granted	368,209	192,751	$104.70
Vested	(262,339)	(265,678)	$81.00
Adjustment for incentive stock awards expected to vest	—	31,011	$88.02
Canceled	(34,721)	(10,196)	$93.44
Outstanding at December 31, 2023	760,569	692,732	$93.65
Granted	310,461	193,661	$142.55
Vested	(296,463)	(298,756)	$87.23
Adjustment for incentive stock awards expected to vest	—	313,519	$118.53
Canceled	(46,531)	(24,092)	$105.98
Outstanding at December 31, 2024	728,036	877,064	$115.71
Granted	290,724	163,207	$187.97
Vested	(394,667)	(298,747)	$100.41
Adjustment for incentive stock awards expected to vest	—	138,432	$147.20
Canceled	(31,517)	(7,903)	$146.57
Outstanding at December 31, 2025	592,576	872,053	$147.49

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) comprises both Net income and the Other Comprehensive income (loss) resulting from the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the years ended December 31, 2025, 2024, and 2023 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2022	$(596)	$(9)	$(56)	$(661)
Other comprehensive income (loss) before reclassifications	55	16	(2)	69
Amounts reclassified from Accumulated other comprehensive loss	—	—	2	2
Other comprehensive income, net	55	16	—	71
Balance at December 31, 2023	$(541)	$7	$(56)	$(590)
Other comprehensive (loss) income before reclassifications	(277)	10	13	(254)
Amounts reclassified from Accumulated other comprehensive loss	—	—	(2)	(2)
Other comprehensive (loss) income, net	(277)	10	11	(256)
Balance at December 31, 2024	$(818)	$17	$(45)	$(846)
Other comprehensive income (loss) before reclassifications	229	6	(5)	230
Amounts reclassified from Accumulated other comprehensive loss	—	(2)	2	—
Other comprehensive income (loss), net	229	4	(3)	230
Balance at December 31, 2025	$(589)	$21	$(48)	$(616)
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

15. LEASES
The Company leases certain property, buildings and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components. Operating lease expense for the years ended December 31, 2025, 2024, and 2023 was $72 million, $71 million, and $64 million, respectively. During 2025 and 2024, new operating leases of $149 million and $76 million, respectively, were added during the year. As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate the rate to discount lease payments using its incremental borrowing rate. Wabtec does not have material financing leases, short-term or variable leases or sublease income.

Scheduled payments of operating lease liabilities are as follows:

In millions	Operating Leases
2026	$77
2027	66
2028	57
2029	50
2030	43
Thereafter	156
Total lease payments	449
Less: Present value discount	(57)
Present value lease liabilities	$392

The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	7.9	7.9
Weighted-average discount rate	3.6%	2.9%

16. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2025	2024
Balance at beginning of year	$274	$248
Warranty expense	112	117
Warranty claim payments	(110)	(85)
Acquisitions	3	1
Foreign currency impact/other	10	(7)
Balance at end of year	$289	$274

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

The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at December 31, 2025 and 2024. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
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
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. The Company may also use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing.
The Company has established balance sheet risk management and net investment hedging programs to protect its balance sheet against foreign currency exchange rate volatility. We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including euro, Indian rupee, British pound sterling, Australian dollars, Canadian dollars, Brazilian real, Kazakhstani tenge, and several other foreign currencies. Changes in these foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We hedge these exposures using foreign currency swap contracts and cross-currency swaps to offset the potential income statement effects on intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign currency exchange rate risk entirely. Net gains and losses related to the Company's hedging activities, except as described below, were not material for the years ended December 31, 2025, 2024 and 2023.
In connection with the acquisitions of Frauscher and Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €1,290 million to mitigate foreign currency exposure of the purchase prices. As part of the acquisition of Frauscher, the Company utilized foreign exchange forward contracts with a notional value of €690 million. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other income, net. For the year ended December 31, 2025 these contracts resulted in a net gain of $19 million.
At December 31, 2025, the Company had a total gross notional amount of designated and non-designated derivatives of $467 million and $1.355 billion, respectively. At December 31, 2024, the Company had a total gross notional amount of designated and non-designated derivatives of $609 million and $197 million, respectively. The related assets and liabilities at both December 31, 2025 and 2024 were not significant.

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
During the third quarter of 2023, a competitor of the Company, Progress Rail (“Progress”), which is a Caterpillar Inc. company, sued the Company in the U.S. District Court for the District of Delaware asserting antitrust, breach of contract, unfair competition law, defamation and false advertising claims. The complaint challenges the Wabtec-GE Transportation merger and contends that since the merger, Wabtec has unlawfully monopolized the markets for long-haul freight locomotives, Tier IV long-haul freight locomotives and energy management systems by, among other things, failing to ensure that Progress’ products are interoperable with Wabtec’s locomotives and cab electronics. Progress seeks an order requiring Wabtec to divest GE Transportation, unspecified treble damages for its alleged lost profits from reduced sales of locomotive and cab systems and attorneys’ fees and costs. It also asks the court to enjoin Wabtec from engaging in the conduct and require the Company to comply with its agreements with Progress. On June 12, 2025, in response to a motion filed by Wabtec, the Court dismissed the antitrust claims against Wabtec saying that no harmful effects on competition resulting from the merger had been shown. Progress Rail subsequently filed an amended Complaint seeking to revive its antitrust claims. Wabtec filed another motion to dismiss the antitrust claims, which is still pending before the Court. The Court did not dismiss the alleged breach of contract, unfair competition, defamation and false advertising claims. Wabtec is vigorously defending those remaining claims and a trial on those claims is currently scheduled to begin on February 23, 2026.
As previously disclosed, Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operation of a wireless crossing system provided by Xorail for use by the Denver Regional Transit District ("RTD"). DTC's alleged damages stemmed from a delay in approval of the wireless crossing system by regulatory authorities, which resulted in the interim use of flaggers at the crossings. Xorail denied DTC's assertions, stating that the system satisfied the contractual requirements. In December 2025, DTC and Xorail agreed to settle all of DTC's claims. The settlement was not material to the Company's operating results or cash flows.
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
The Freight Segment builds, rebuilds, upgrades, and overhauls locomotives, services locomotives and freight cars, and provides a range of component and digital solutions for customers in the freight and transit rail, mining, and marine industries. It also manufactures and services components for new and existing freight cars and locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services, maintenance of way, and provides heat exchange and cooling systems for locomotives and power generation equipment. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities, and also serves companies in the mining, marine, and industrial markets and applications. We refer to sales of both goods, such as spare parts and equipment upgrades, and related services, such as monitoring, maintenance and repairs, as sales in our Services product line.
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
Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Corporate activities include general corporate expenses, elimination of certain intersegment transactions, interest income and expense and other unallocated charges. Segment assets for the Freight and Transit Segments include assets directly utilized for segment operations, as well as the related goodwill and intangible assets. Corporate segment assets include cash, cash equivalents, and restricted cash, equity method investment assets, certain tax assets, receivables held by our bankruptcy-remote facility, pension assets, corporate headquarters' assets and other asset balances that are managed outside of operating segments.

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

Segment financial information for 2025 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$8,036	$3,131	$—	$11,167
Cost of sales	(5,201)	(2,160)	—	(7,361)
Gross profit	$2,835	$971	$—	$3,806
Gross margin	35.3%	31.0%
Selling, general & administrative expenses	$(823)	$(471)	$(196)	$(1,490)
Engineering expenses	(170)	(53)	—	(223)
Amortization expense	(275)	(25)	—	(300)
Income (loss) from operations	1,567	422	(196)	1,793
Interest expense and other, net	—	—	(201)	(201)
Income (loss) before income taxes	$1,567	$422	$(397)	$1,592
Intersegment sales/(elimination)	$48	$48	$(96)	$—
Depreciation and amortization	$413	$74	$14	$501
Capital expenditures	$166	$78	$16	$260
Segment assets	$16,049	$4,344	$1,676	$22,069

Segment financial information for 2024 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$7,468	$2,919	$—	$10,387
Cost of sales	(4,945)	(2,076)	—	(7,021)
Gross profit	$2,523	$843	$—	$3,366
Gross margin	33.8%	28.9%
Selling, general & administrative expenses	$(664)	$(433)	$(151)	$(1,248)
Engineering expenses	(164)	(42)	—	(206)
Amortization expense	(273)	(30)	—	(303)
Income (loss) from operations	1,422	338	(151)	1,609
Interest expense and other, net	—	—	(199)	(199)
Income (loss) before income taxes	$1,422	$338	$(350)	$1,410
Intersegment sales/(elimination)	$48	$59	$(107)	$—
Depreciation and amortization	$413	$73	$17	$503
Capital expenditures	$140	$62	$5	$207
Segment assets	$13,176	$3,861	$1,665	$18,702

Segment financial information for 2023 is as follows:
In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$6,923	$2,754	$—	$9,677
Cost of sales	(4,742)	(1,991)	—	(6,733)
Gross profit	$2,181	$763	$—	$2,944
Gross margin	31.5%	27.7%
Selling, general & administrative expenses	$(637)	$(408)	$(94)	$(1,139)
Engineering expenses	(180)	(38)	—	(218)
Amortization expense	(299)	(22)	—	(321)
Income (loss) from operations	1,065	295	(94)	1,266
Interest expense and other, net	—	—	(174)	(174)
Income (loss) before income taxes	$1,065	$295	$(268)	$1,092
Intersegment sales/(elimination)	$58	$42	$(100)	$—
Depreciation and amortization	$442	$72	$17	$531
Capital expenditures	$119	$58	$9	$186

The following geographic area data as of and for the years ended December 31, 2025, 2024 and 2023, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In millions	2025	2024	2023	2025	2024
United States	$5,367	$4,924	$4,553	$935	$927
Canada	555	616	531	43	7
Mexico	270	275	347	56	34
North America	6,192	5,815	5,431	1,034	968

South America	513	445	346	54	40

France	419	369	346	72	59
Germany	379	371	347	73	54
United Kingdom	313	296	248	43	33
Italy	182	166	183	44	38
Other Europe	663	612	520	82	58
Europe	1,956	1,814	1,644	314	242

India	699	579	593	125	119
Australia / New Zealand	453	481	451	18	16
Kazakhstan / CIS	431	559	457	37	34
China	297	242	286	25	25

Other Asia / Middle East	300	258	240	6	—

Africa	326	194	229	3	3

Total	$11,167	$10,387	$9,677	$1,616	$1,447
Net sales to external customers by product line are as follows:

In millions	2025	2024	2023
Freight Segment:
Services	$3,055	$3,019	$2,877
Equipment	2,365	2,108	1,794
Components	1,586	1,555	1,479
Digital Intelligence	1,030	786	773
Total Freight Segment	$8,036	$7,468	$6,923

Transit Segment:
Original Equipment Manufacturer	$1,393	$1,308	$1,264
Aftermarket	1,738	1,611	1,490
Total Transit Segment	$3,131	$2,919	$2,754

20. OTHER INCOME, NET
The components of Other income, net are as follows:

	For the year ended December 31,
In millions	2025	2024	2023
Foreign currency loss	$(6)	$(19)	$(20)
Net gain on mark-to-market derivatives	19	—	—
Equity income	2	8	25
Expected return on pension assets/amortization	11	11	7
Other miscellaneous (expense) income	(2)	2	32
Total Other income, net	$24	$2	$44
In connection with the completed acquisition of Frauscher and announced definitive agreement to acquire Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €1,290 million to mitigate foreign currency exposure of the purchase price. As part of the acquisition of Frauscher, the Company utilized foreign exchange forward contracts with a notional value of €690 million. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other income, net. For the year ended December 31, 2025, these contracts resulted in a net gain of $19 million.
As a result of the change in ownership interest and obtaining control of LKZ, Wabtec's previously held equity interest balance was remeasured to fair value, resulting in a gain of approximately $35 million recorded to Other income, net and is included in Other miscellaneous income in 2023. See Note 3 for additional information.

21. RESTRUCTURING
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are key strategic initiatives aimed at achieving these focus areas.
Integration 3.0
Integration 3.0 is a multi-year strategic initiative to further consolidate our footprint, reduce complexity and streamline manufacturing, engineering, administrative, and commercial activities. The Company anticipates that it will incur one-time restructuring charges related to Integration 3.0 of approximately $80 million to $100 million. Net charges to date of $36 million were primarily for employee-related costs.
A summary of restructuring charges related to the Integration 3.0 initiative is as follows:

For the year ended December 31,
In millions	2025
Freight Segment:
Cost of goods sold	$3
Selling, general and administrative expenses	10
Total Freight Segment	$13

Transit Segment:
Cost of goods sold	$6
Selling, general and administrative expenses	6
Total Transit Segment	$12

Corporate:
Selling, general and administrative expenses	$2
Total Integration 3.0 restructuring charges	$27
For the year ended December 31, 2024, approximately $9 million of net charges were recorded, of which $3 million was in the Freight Segment and $6 million was in the Transit Segment. Cash payments for the years ended December 31, 2025 and 2024 were not material.
Portfolio Optimization
Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. Wabtec recorded net charges of approximately $45 million, $28 million and $28 million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily for asset write downs related to Portfolio Optimization. During 2025, approximately $41 million was related to the Freight Segment and approximately $4 million was related to the Transit Segment. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $101 million.
Integration 2.0
Integration 2.0 is a multi-year strategic initiative to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. The Company anticipates that it will incur one-time charges related to Integration 2.0 up to approximately $170 million, of which approximately $149 million has been incurred to date. There were no material charges or cash payments during the year ended December 31, 2025.
A summary of restructuring charges related to the Integration 2.0 initiative is as follows:

	For the year ended December 31,
In millions	2024	2023
Freight Segment:
Cost of goods sold	$7	$4
Selling, general and administrative expenses	—	5
Other income, net	(4)	—
Total Freight Segment	$3	$9

Transit Segment:
Cost of goods sold	$13	$25
Selling, general and administrative expenses	10	13
Amortization expense	2	2
Total Transit Segment	$25	$40
Total Integration 2.0 restructuring charges	$28	$49
Cash payments made during 2024 and 2023 were approximately $48 million and $39 million, respectively.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our independent registered public accountants.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2025. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part II, Item 8 of this report.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in Part II, Item 8 of this report on page 42 and is incorporated by reference herein.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Ernst & Young LLP's attestation report on internal control over financial reporting is included on Part II, Item 8 of this report on page 46 and is incorporated by reference herein.

Item 9B.	OTHER INFORMATION
On November 5, 2025, Greg Sbrocco, Wabtec’s Executive Vice President, Global Operations, entered into a stock trading plan (the “Plan”) designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Under the terms of the Plan, up to 4,761 shares may be sold from February 2026 to February 2027.
On November 19, 2025, Rafael Santana, Wabtec’s President and Chief Executive Officer, entered into a stock trading plan (the “Plan”) designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Under the terms of the Plan, shares may be sold from March 2026 to August 2026. Two types of shares are being sold: (i) up to 11,630 shares jointly owned by Mr. Santana and his spouse and (ii) shares issued to Mr. Santana with respect to the three-year performance units granted to him on March 2, 2023, that vest on March 31, 2026. A performance unit is equal to a share of Wabtec common stock, and the number of performance units granted to Mr. Santana on March 2, 2023 was 60,852. The maximum number of shares that may be issued to Mr. Santana with respect to these performance units is 184%, net of shares traded or withheld for tax or other reasons. Under the Plan, 100% of the performance unit shares issued to Mr. Santana are to be sold.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Items 10 through 14.
In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2026, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025. Information relating to the executive officers of the Company is set forth in Part I.
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
This table provides aggregate information as of December 31, 2025 concerning equity awards under Wabtec’s compensation plans and arrangements.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	746,715	$77.62	3,962,720
Equity compensation plans not approved by shareholders	—	—	—
Total	746,715	$77.62	3,962,720
(1)     Includes outstanding options, performance units and restricted stock units but does not include outstanding restricted stock awards. The weighted-average exercise price in column (b) does not take outstanding performance units or restricted stock units into account because those awards do not have an exercise price.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements filed as part of this report are included in Part II Item 8 of this report. Financial statement schedules and exhibits listed below are filed as part of this annual report:

		Page
(1)	Financial Statements and Reports on Internal Control
	Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	42
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42, Pittsburgh, Pennsylvania)	43
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	46
	Consolidated Balance Sheets as of December 31, 2025 and 2024	48
	Consolidated Statements of Income for the three years ended December 31, 2025, 2024 and 2023	49
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025, 2024 and 2023	50
	Consolidated Statements of Cash Flows for the three years ended December 31, 2025, 2024 and 2023	51
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2025, 2024 and 2023	52
	Notes to Consolidated Financial Statements	53
(2)	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	89
		Filing Method
	Exhibits
2.1	[Reserved]
2.2	[Reserved]
2.3	[Reserved]
2.4**	Tax Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc.	21
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and Restated By-Laws of the Company, effective February 10, 2023	8
3.4	Certificate of Amendment to Restated Certificate of Incorporation dated November 19, 2018	22
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of Westinghouse Air Brake Technologies Corporation, dated February 22, 2019	21
4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	[Reserved]
4.4	Second Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.5	Third Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	15
4.6	Form of 3.450% Senior Note due 2026 (included in Exhibit 4.5)	15
4.7	Fourth Supplemental Indenture, dated February 9, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	16
4.8	Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	17

4.9	Sixth Supplemental Indenture, dated June 21, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	18
4.10	Seventh Supplemental Indenture, dated June 8, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.11	Eighth Supplemental Indenture, dated June 29, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.12	Ninth Supplemental Indenture, dated September 14, 2018, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	20
4.13	[Reserved]
4.14	Form of 4.700% Senior Note due 2028 (included in Exhibit 4.12)	20
4.15	Tenth Supplemental Indenture, dated June 6, 2019, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	23
4.16	[Reserved]
4.17	[Reserved]
4.18	Description of Wabtec Common Stock registered pursuant to Section 12 of the Securities Act of 1934	1
4.19	Base Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.20	First Supplemental Indenture, dated as of June 3, 2021, among Wabtec Transportation Netherlands B.V., as issuer, Westinghouse Air Brake Technologies Corporation, as guarantor, and U.S. Bank National Association, as Trustee	27
4.21	Form of 1.250% Notes due 2027 (included in Exhibit 4.20 hereof).	27
4.22	Twelfth Supplemental Indenture, dated March 11, 2024, by and among the Company, the subsidiary guarantors party thereto, Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) and U.S. Bank Trust Company, National Association, as trustee for the Notes.	35
4.23	Form of 5.611% Senior Note due 2034 (included in Exhibit 4.22).	35
4.24	Thirteenth Supplemental Indenture, dated as of May 14, 2025, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors party thereto, Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) and U.S. Bank Trust Company, National Association.	36
4.25	Fourteenth Supplemental Indenture, dated May 29, 2025, by and among the Company, the subsidiary guarantors party thereto, Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) and U.S. Bank Trust Company, National Association, as trustee for the Notes.	37
4.26	Form of 4.900% Senior Note due 2030 (including the Notation of Guarantee) (included in Exhibit 4.25).	37
4.27	Form of 5.500% Senior Note due 2035 (including the Notation of Guarantee) (included in Exhibit 4.25).	37
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2
10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended * *	33
10.6	Separation Agreement between Wabtec Corporation and Alicia Hammersmith dated as of December 22, 2025	1
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan as amended and restated, as of March 31, 2022*	5

10.9	[Reserved]
10.10	Form of Employment Continuation Agreement entered into by the Company with Michael E. Fetsko and John A Mastalerz Jr.*	7
10.11	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10
10.12	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended and restated*	10
10.13	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.14	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended and restated*	10
10.15	[Reserved]
10.16	Letter of Offer of Employment with Nicole Theophilus, dated July 9, 2024*	3
10.17	[Reserved]
10.18	Form of Severance and Employment Continuation Agreement entered into by the Company with John Olin, David DeNinno, Pascal Schweitzer, Eric Gebhardt, and Nicole Theophilus*	26
10.19	Westinghouse Air Brake Technologies Corporation Deferred Compensation Plan for Executives, dated October 21, 2021	30
10.20	[Reserved]
10.21	[Reserved]
10.22	Severance and Employment Continuation Agreement of Rafael Santana dated as of December 5, 2022*	26
10.23	[Reserved]
10.24	[Reserved]
10.25	[Reserved]
10.26	Amended and Restated Credit Agreement, dated as of April 23, 2025, among Westinghouse Air Brake Technologies Corporation, Wabtec Transportation Netherlands B.V. and the other borrowing subsidiaries party thereto, the lenders party thereto and PNC Bank, National Association as administrative agent.	38
19.1	Wabtec Corporation Insider Trading Policy dated April 2, 2025	1
21.0	List of subsidiaries of the Company	1
22.0	List of Subsidiary Guarantors	1
23.1	Consent of Ernst & Young LLP	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
97.1	Wabtec Corporation Clawback Policy effective October 2, 2023	34
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1
104	XBRL Cover Page Interactive Data (embedded within the Inline XBRL document)	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 033-90866).

3	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 12, 2025.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on March 31, 2017.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) filed on April 6, 2022.

6	[Reserved]

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 14, 2023.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 9, 2019.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated August 8, 2013.

13	[Reserved]

14	[Reserved]

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated November 3, 2016.

16	Filed as an exhibit to the Company's Current Report on Form 10-K (File No. 033-90866), dated February 28, 2017.

17	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended March 31, 2017.

18	Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 0333-219354).

19	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), for the period ended June 30, 2018.

20	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated September 14, 2018.

21	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 25, 2019.

22	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 27, 2019.

23	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866), dated August 1, 2019.

24	[Reserved]

25	[Reserved]

26	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated December 7, 2022.

27	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated June 2, 2021

28	[Reserved]

29	[Reserved]

30	Filed as an exhibit to the Company's Current Report on Form 8-K (File No 033-90866), dated October 21, 2021

31	[Reserved]

32	[Reserved]

33	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 033-90866), dated March 2, 2012.

34	Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 033-90866), dated February 14, 2024.

35	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 033-90866), dated April 24, 2024.

36	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-275386), dated May 19, 2025.

37	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated May 29, 2025.

38	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 033-90866), dated April 23, 2025.

*	Management contract or compensatory plan.
**	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wabtec hereby undertakes to furnish supplementally, copies of any of the omitted schedules upon request by the SEC.

SCHEDULE II
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31

In millions	Balance at beginning of period	Charged to expense	Charged/ (credited) to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2025
Allowance for doubtful accounts	$36	$7	$1	$(12)	$32
Valuation allowance-taxes	$52	$5	$—	$—	$57
2024
Allowance for doubtful accounts	$31	$11	$—	$(6)	$36
Valuation allowance-taxes	$58	$—	$—	$(6)	$52
2023
Allowance for doubtful accounts	$28	$8	$—	$(5)	$31
Valuation allowance-taxes	$46	$12	$—	$—	$58

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date:	February 13, 2026	By:	/S/ RAFAEL SANTANA
Rafael Santana,
President and Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 13, 2026
Albert J. Neupaver, Chairman of the Board

By	/S/ RAFAEL SANTANA	February 13, 2026
Rafael Santana, President and Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ JOHN A. OLIN	February 13, 2026
John A. Olin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/S/ JOHN A. MASTALERZ	February 13, 2026
John A. Mastalerz, Senior Vice President and Principal Accounting Officer

By	/S/ LINDA A. HARTY	February 13, 2026
Linda A. Harty, Lead Director

By	/S/ BEVERLEY BABCOCK	February 13, 2026
Beverley Babcock, Director

By	/S/ LEE BANKS	February 13, 2026
Lee Banks, Director

By	/S/ BYRON FOSTER	February 13, 2026
Byron Foster, Director

By	/S/ BRIAN P. HEHIR	February 13, 2026
Brian P. Hehir, Director

By	/S/ ANN R. KLEE	February 13, 2026
Ann R. Klee, Director

By	/S/ JUAN PEREZ	February 13, 2026
Juan Perez, Director