Form 10-Q
period 2026-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2026-04-22
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 17, 2026, there were 169,677,346 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2026
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	March 31, 2026	December 31, 2025
Assets
Assets
Cash, cash equivalents and restricted cash	$531	$789
Accounts receivable	1,784	1,410
Unbilled accounts receivable	468	487
Inventories, net	2,850	2,745
Other current assets	340	263
Total current assets	5,973	5,694
Property, plant and equipment, net	1,653	1,616
Goodwill	10,625	10,216
Other intangible assets, net	4,239	3,838
Other noncurrent assets	706	705
Total noncurrent assets	17,223	16,375
Total Assets	$23,196	$22,069
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,423	$1,402
Customer deposits	1,006	1,015
Accrued compensation	515	490
Accrued warranty	269	266
Current portion of long-term debt	1,830	1,250
Other accrued liabilities	792	727
Total current liabilities	5,835	5,150
Long-term debt	4,708	4,291
Deferred income taxes	729	606
Other long-term liabilities	773	832
Total Liabilities	12,045	10,879
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 171.9 shares issued; 169.9 and 170.6 outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	8,020	8,069
Treasury stock, at cost, 2.0 and 1.3 shares, at March 31, 2026 and December 31, 2025, respectively	(416)	(190)
Retained earnings	4,187	3,878
Accumulated other comprehensive loss	(689)	(616)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	11,103	11,142
Noncontrolling interest	48	48
Total Equity	11,151	11,190
Total Liabilities and Equity	$23,196	$22,069

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In millions, except per share data	2026	2025

Net sales:
Sales of goods	$2,531	$2,157
Sales of services	419	453
Total net sales	2,950	2,610
Cost of sales:
Cost of goods	(1,616)	(1,450)
Cost of services	(273)	(260)
Total cost of sales	(1,889)	(1,710)
Gross profit	1,061	900
Operating expenses:
Selling, general and administrative expenses	(401)	(307)
Engineering expenses	(56)	(46)
Amortization expense	(87)	(73)
Total operating expenses	(544)	(426)
Income from operations	517	474
Other income and expenses:
Interest expense, net	(71)	(46)
Other income (expense), net	23	(2)
Income before income taxes	469	426
Income tax expense	(106)	(99)
Net income	363	327
Less: Net income attributable to noncontrolling interest	(1)	(5)
Net income attributable to Wabtec shareholders	$362	$322

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$2.12	$1.88
Diluted
Net income attributable to Wabtec shareholders	$2.12	$1.88

Weighted average shares outstanding
Basic	170.0	170.5
Diluted	170.7	171.3

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In millions	2026	2025
Net income attributable to Wabtec shareholders	$362	$322
Foreign currency translation (loss) gain	(74)	116
Unrealized gain (loss) on derivative contracts	1	(3)
Change in unrealized loss on pension and post-retirement benefit plans	—	(1)
Other comprehensive (loss) income before tax	(73)	112
Income tax benefit related to components of other comprehensive income	—	1
Other comprehensive (loss) income, net of tax	(73)	113
Comprehensive income attributable to Wabtec shareholders	$289	$435

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In millions	2026	2025

Operating Activities
Net income	$363	$327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139	120
Stock-based compensation expense	22	17
Below market intangible amortization	(10)	(10)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(305)	(226)
Inventories	(28)	(29)
Accounts payable	20	13
Accrued income taxes	62	44
Current and noncurrent customer deposits	(64)	31
Other accrued liabilities	12	(13)
Other operating activities	(12)	(83)
Net cash provided by operating activities	199	191
Investing Activities
Acquisitions of businesses, net of cash acquired	(1,062)	—
Purchase of property, plant and equipment	(46)	(44)
Other investing activities	3	—
Net cash used for investing activities	(1,105)	(44)
Financing Activities
Proceeds from debt, net of issuance costs	1,682	196
Payments of debt	(670)	(192)
Repurchase of stock	(242)	(98)
Cash dividends	(53)	(43)
Payment of income tax withholding on share-based compensation	(53)	(34)
Other financing activities	(8)	(1)
Net cash provided by (used for) financing activities	656	(172)
Effect of changes in currency exchange rates	(8)	8
Decrease in cash	(258)	(17)
Cash, cash equivalents and restricted cash, beginning of period	789	715
Cash, cash equivalents and restricted cash, end of period	$531	$698

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2025	171.9	$1	$8,069	(1.3)	$(190)	$3,878	$(616)	$48	$11,190
Cash dividends ($0.31 dividend per share)	—	—	—	—	—	(53)	—	—	(53)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(71)	0.3	17	—	—	—	(54)
Stock based compensation	—	—	22	—	—	—	—	—	22
Net income	—	—	—	—	—	362	—	1	363
Other comprehensive loss, net of tax	—	—	—	—	—	—	(73)	—	(73)
Stock repurchase	—	—	—	(1.0)	(243)	—	—	—	(243)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2026	171.9	$1	$8,020	(2.0)	$(416)	$4,187	$(689)	$48	$11,151

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2024	226.9	$2	$8,023	(55.6)	$(3,273)	$6,185	$(846)	$42	$10,133
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(43)	—	—	(43)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(31)	0.3	(3)	—	—	—	(34)
Stock based compensation	—	—	17	—	—	—	—	—	17
Net income	—	—	—	—	—	322	—	5	327
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	113
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Stock repurchase	—	—	—	(0.5)	(98)	—	—	—	(98)
Treasury stock retirement	(55.0)	(1)	—	55.0	3,305	(3,304)	—	—	—
Balance, March 31, 2025	171.9	$1	$8,009	(0.8)	$(69)	$3,160	$(733)	$46	$10,414
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets and applications. Our highly engineered rail and transit products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2026, approximately half of the Company’s Net sales came from customers outside the United States.
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
Results for these interim periods are not necessarily indicative of results to be expected for the full year, particularly in light of ongoing volatility in the macroeconomic environment caused by supply chain disruptions, labor availability, broad-based inflation, tariffs and trade negotiations, and the impacts from regional conflicts and war. These factors continue to impact our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. We are unable to reasonably predict the full impact of these factors due to the high degree of uncertainty regarding their duration and severity, their potential impact on global economic activity, and the impact that current and new sanctions and tariffs may have on our business, global supply chain operations and our customers, suppliers, and end-markets.
The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30, and December 31.
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 information included herein has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Revenue Recognition A majority of the Company’s revenues are derived from performance obligations that are satisfied at a point in time when control passes to the customer. The remaining revenues are earned over time. Generally, for performance obligations satisfied at a point in time, control passes at the time of shipment in accordance with agreed upon delivery terms.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of March 31, 2026, the Company's remaining performance obligations were approximately $30.8 billion. The Company expects to recognize revenue of approximately 30% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program The Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables for up to $450 million. The Company and certain of its subsidiaries (the "Originators") contribute receivables to our bankruptcy-remote subsidiary, which can then be collateralized on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are classified as Financing activities on our Condensed Consolidated Statement of Cash Flows, with any outstanding collateralized balance at period end classified as debt on our Condensed Consolidated Balance Sheets.
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
At March 31, 2026 and December 31, 2025, the bankruptcy-remote subsidiary held receivables of $716 million and $623 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding borrowings. There were outstanding borrowings of $445 million at March 31, 2026 and no outstanding borrowings at December 31, 2025. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables, if applicable. Our maximum exposure to losses related to these receivables transferred to the program is limited to the amount outstanding.
Restricted Cash At March 31, 2026 and December 31, 2025, the Company classified cash of $10 million and $25 million, respectively, as restricted, primarily for cash held in escrow related to acquisitions.
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
Goodwill and Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company will perform either a qualitative or quantitative test for goodwill, performing a quantitative test for each identified reporting unit if the qualitative test indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount and at least every three years. Periodically, Management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed. No impairment indicators were identified during the current quarter.
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
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended March 31, 2026 and 2025 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Balance at beginning of year	$(589)	$(818)	$21	$17	$(48)	$(45)	$(616)	$(846)
Other comprehensive (loss) income before reclassifications	(74)	116	2	(2)	—	(1)	(72)	113
Amounts reclassified from Accumulated other comprehensive loss	—	—	(1)	—	—	—	(1)	—
Other comprehensive (loss) income, net of tax	(74)	116	1	(2)	—	(1)	(73)	113
Balance at end of period	$(663)	$(702)	$22	$15	$(48)	$(46)	$(689)	$(733)
Amounts included under Derivative contracts related to interest rate hedges reclassified from Accumulated other comprehensive loss are recognized in "Interest expense, net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income. All other amounts reclassified from Accumulated other comprehensive loss are recognized in "Other income (expense), net" with the tax impact recognized in "Income tax expense" on the Condensed Consolidated Statements of Income.
Treasury Stock During the first quarter of 2025, the Company retired 55 million shares of treasury stock. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess over par as a deduction from retained earnings.
Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 30 and net 180 days, and do not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $268 million and $285 million of the Company's outstanding Accounts payable as of March 31, 2026 and December 31, 2025, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

3. ACQUISITIONS
On February 10, 2026, Wabtec acquired Dellner Couplers, a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock, for approximately $1.053 billion. The acquisition brings highly attractive and complementary technologies to Wabtec and strengthens its portfolio of mission-critical passenger rail systems. Dellner Couplers reports within the Transit Segment. The acquisition was funded with a combination of cash on hand and borrowings under other sources of available liquidity.
The following table summarizes the preliminary fair value of the Dellner Couplers assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$17
Accounts receivable	58
Unbilled accounts receivable	3
Inventory	77
Other current assets	33
Property, plant and equipment	53
Goodwill	475
Other intangible assets	531
Other noncurrent assets	9
Total assets acquired	1,256
Liabilities assumed
Current liabilities	76
Noncurrent liabilities	127
Total liabilities assumed	203
Net assets acquired	$1,053

On December 1, 2025, Wabtec acquired Frauscher Sensor Technology Group GmbH ("Frauscher"), a global market leader in train detection, wayside object control solutions and axle counting systems for approximately $792 million. The acquisition strengthens the Company’s product portfolio by adding highly attractive and complementary railway signaling technologies. Frauscher reports within the Digital Intelligence product line of the Freight Segment. The acquisition was funded with a combination of cash on hand, proceeds from the 2025 Term Credit Agreement and borrowings under other sources of available liquidity.
The following table summarizes the preliminary fair value of the Frauscher assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$27
Accounts receivable	48
Inventory	49
Other current assets	6
Property, plant and equipment	14
Goodwill	372
Other intangible assets	405
Other noncurrent assets	24
Total assets acquired	945
Liabilities assumed
Current liabilities	35
Noncurrent liabilities	118
Total liabilities assumed	153
Net assets acquired	$792

On July 1, 2025, Wabtec acquired 100% ownership in Evident’s Inspection Technologies division ("Inspection Technologies") for approximately $1.797 billion. Inspection Technologies was formerly part of the Scientific Solutions Division of Olympus Corporation, a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Inspection Technologies reports within the Digital Intelligence product line of the Freight Segment. The acquisition was funded with a combination of cash on hand, proceeds from the 2035 Notes, and borrowings under other sources of available liquidity.
The following table summarizes the preliminary fair value of the Inspection Technologies assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$42
Accounts receivable	86
Inventory	144
Other current assets	7
Property, plant and equipment	59
Goodwill	938
Customer relationships	411
Trade names	142
Acquired technology	170
Other noncurrent assets	37
Total assets acquired	2,036
Liabilities assumed
Current liabilities	68
Noncurrent liabilities	171
Total liabilities assumed	239
Net assets acquired	$1,797
As of March 31, 2026, the measurement period remains open for these acquisitions, and the Company has not finalized the respective purchase accounting. The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangible assets. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy.
Intangible assets acquired for each of these acquisitions include customer relationships and acquired technology that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Additionally, the Dellner Couplers acquired intangible assets include backlog which is subject to amortization. Contingent liabilities assumed as part of each transaction were not material. These estimates are preliminary in nature and subject to adjustments, which could be material as the Company has not completed its valuation of acquired assets and liabilities. Certain information necessary to complete the valuations of assets acquired and liabilities assumed and final income tax computations is not yet available. Any necessary adjustments will be finalized within one year from the date of each respective acquisition, once the Company has received the necessary information.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes for Dellner Couplers or Frauscher, and approximately half of the purchased goodwill is expected to be deductible for tax purposes for Inspection Technologies. The pro forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to these acquisitions, was not significant.
Also during 2025, the Freight Segment completed two additional acquisitions which were individually and collectively immaterial.
Transaction costs related to the completed acquisitions for the three months ended March 31, 2026 and 2025 were approximately $13 million and $10 million, respectively, and are included in Selling, general, and administrative expenses.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	March 31, 2026	December 31, 2025
Raw materials	$1,295	$1,194
Work-in-progress	698	698
Finished goods	857	853
Total inventories	$2,850	$2,745

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2025	$8,567	$1,649	$10,216
Additions/adjustments	6	475	481
Foreign currency impact	(12)	(60)	(72)
Balance at March 31, 2026	$8,561	$2,064	$10,625
As of March 31, 2026 and December 31, 2025, the Company’s trade names had a net carrying amount of $906 million and $851 million, respectively. The Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	March 31, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,366	$(639)	$727	$1,311	$(613)	$698
Customer relationships	2,278	(570)	1,708	2,000	(550)	1,450
Acquired technology	1,669	(771)	898	1,570	(731)	839
Total	$5,313	$(1,980)	$3,333	$4,881	$(1,894)	$2,987
At March 31, 2026, the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 7 years, 17 years and 7 years, respectively. The backlog intangible asset primarily consists of in-place long-term agreements acquired by the Company in conjunction with the acquisition of GE Transportation and Dellner Couplers. Amortization expense for intangible assets was $87 million for the three months ended March 31, 2026, and $73 million for the three months ended March 31, 2025.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2026	$270
2027	$356
2028	$354
2029	$352
2030	$339

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $130 million at March 31, 2026 and $121 million at December 31, 2025. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $224 million at March 31, 2026 and $259 million at December 31, 2025. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $61 million and $82 million at March 31, 2026 and December 31, 2025, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2026 and 2025 is as follows:

	Contract Assets
In millions	2026	2025
Balance at beginning of year	$609	$720
Recognized in current year	177	194
Reclassified to accounts receivable	(189)	(184)
Acquisitions/adjustments	3	—
Foreign currency impact	(2)	7
Balance at March 31	$598	$737

	Contract Liabilities
In millions	2026	2025
Balance at beginning of year	$1,356	$1,173
Recognized in current year	255	459
Amounts in beginning balance reclassified to revenue	(270)	(235)
Current year amounts reclassified to revenue	(73)	(195)
Acquisitions	19	—
Foreign currency impact	4	12
Balance at March 31	$1,291	$1,214

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
Operating lease expense was $21 million and $16 million for the three months ended March 31, 2026 and 2025, respectively. New operating leases of $6 million and $8 million were added during the three months ended March 31, 2026 and 2025, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2026	$59
2027	68
2028	58
2029	50
2030	43
Thereafter	155
Total lease payments	433
Less: Present value discount	(54)
Present value of lease liabilities	$379
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)	7.7	7.9
Weighted-average discount rate	3.6%	3.6%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	March 31, 2026		December 31, 2025
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
2025 Credit Agreement:
Revolving Credit Facility	4.2%	N/A	$427	$427	$—	$—
Term Loan Facility, due 2030	5.1%	$725	721	725	721	725
2025 Term Credit Agreement:
Term Loan, due 2026	4.8%	$500	500	500	500	500
Senior Notes:
3.45% Senior Notes, due 2026	3.5%	$750	750	746	750	746
1.25% Senior Notes (EUR), due 2027	1.5%	€500	574	556	583	575
4.70% Senior Notes, due 2028	4.8%	$1,250	1,247	1,251	1,247	1,266
4.90% Senior Notes, due 2030	5.1%	$500	496	503	496	512
5.611% Senior Notes, due 2034	5.7%	$500	496	512	496	526
5.50% Senior Notes, due 2035	5.6%	$750	743	760	743	783
Uncommitted Money Market Line Credit Agreement	4.1%	N/A	51	51	—	—
Revolving Receivables Program	4.8%	N/A	445	445	—	—
Other Borrowings			88	88	5	5
Total			6,538	6,564	5,541	5,638
Less: current portion			(1,830)	(1,826)	(1,250)	(1,246)
Long-term portion			$4,708	$4,738	$4,291	$4,392
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes and euro denominated borrowings under the Revolving Credit Facility.
The Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of March 31, 2026 and December 31, 2025, the Company had total combined unamortized discount and debt issuance costs of $24 million and $26 million, respectively. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
Credit Agreements
On November 28, 2025, the Company entered into a new stand-alone credit agreement (the "2025 Term Credit Agreement") for a term loan of $500 million. Borrowings under the 2025 Term Credit Agreement bear interest at a base rate plus an interest rate spread up to 1.50% based on the lower of the pricing corresponding to (i) the Company's Leverage Ratio or (ii) the Company's public credit rating. The frequency of interest payments varies based upon the Interest Election Request. The term loan issued under this agreement will mature on November 27, 2026. The obligations of the Company under this agreement are unsecured and have been guaranteed by certain of the Company's subsidiaries. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. Under the 2025 Term Credit Agreement, the Company has agreed to maintain the same Interest Coverage Ratio and Leverage Ratio as the 2025 Credit Agreement. The borrowing rate for the agreement is a variable rate assessed periodically in accordance with the terms of the agreement. At March 31, 2026, the interest rate was 4.7%.
On April 23, 2025, the Company entered into a new unsecured credit agreement (the "2025 Credit Agreement"), which amended, restated, and refinanced the prior credit agreements. The 2025 Credit Agreement provides for borrowings consisting of (i) a multi-currency revolving credit facility for a U.S. dollar equivalent of up to $2.0 billion (the “Revolving Credit Facility”) and (ii) a delayed draw term loan facility of $725 million (the “Term Loan Facility”), all pursuant to the terms and conditions of the 2025 Credit Agreement. The Term Loan Facility was utilized to refinance outstanding borrowings with the remaining amount utilized as part of funding for the Inspection Technologies acquisition. The 2025 Credit Agreement includes an incremental facility that allows the Company to request, at prevailing market rates, an aggregate amount not to exceed $1.0 billion, (a) increases to the borrowing commitments under the Revolving Credit Facility and/or (b) new incremental term loan commitments (the "Incremental Facility"). The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
The Revolving Credit Facility matures on April 23, 2030. The Term Loan Facility was fully drawn at March 31, 2026, and all borrowings mature on April 23, 2030. Amounts borrowed and repaid under the Term Loan Facility may not be reborrowed. The applicable interest rate for borrowings under the 2025 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public credit rating. At March 31, 2026, the interest rate on the Term Loan Facility was 4.9%, and the interest rate on the Revolving Credit Facility was 4.9%. Obligations under the 2025 Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The following table presents availability under the 2025 Credit Agreement at March 31, 2026:

In millions	Revolving Credit Facility	Term Loan Facility	Total
Maximum Availability	$2,000	$725	$2,725
Outstanding Borrowings	(427)	(725)	(1,152)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$1,573	$—	$1,573
The Company was in compliance with all financial covenants in the 2025 Credit Agreement and the 2025 Term Credit Agreement as of March 31, 2026.
Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs. At March 31, 2026, the interest rate was 4.2%.
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
Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of notes due in 2025 at maturity. Proceeds from the 2035 Notes were utilized as part of funding for the Inspection Technologies acquisition, which closed July 1, 2025.
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

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030, and as of March 31, 2026, the number of shares available for future grants under the 2011 Plan was approximately 3.3 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $30 million and $20 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest was approximately $154 million.
Stock Options Stock options can be granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Options become exercisable over a three-year vesting period and expire 10 years from the date of grant. There were no stock options granted in the periods presented. At March 31, 2026, there were 85,947 shares issuable pursuant to exercisable stock options.

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
Annually, the Company issues incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR modifier can increase or decrease the payment by up to 20%. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three-year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. As of March 31, 2026, the Company estimates that it will achieve 200%, 171% and 127% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three-year periods ending December 31, 2026, 2027, and 2028, respectively, and has recorded incentive compensation expense accordingly.
During the first quarter of 2026, the Company also issued an additional incentive stock unit grant for certain eligible employees. The grant has a one-year performance goal for 2026 and a three-year vesting period. Eligible employees vest from 0% to 100% of the initial incentive stock units granted based upon attainment of the 2026 performance goal. As of March 31, 2026, the Company estimates that it will achieve 80% of the one-year performance goal.
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

The following table summarizes the restricted stock, restricted stock unit and incentive stock unit activity and related information for the three months ended March 31, 2026:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	592,576	872,053	$147.49
Granted	171,314	209,179	$253.99
Vested	(246,376)	(348,127)	$119.21
Adjustment for incentive stock awards expected to vest	—	50,959	$152.21
Canceled	(1,854)	—	$151.17
Outstanding at March 31, 2026	515,660	784,064	$188.89

10. INCOME TAXES
The overall effective tax rate for the three months ended March 31, 2026 and 2025 was 22.7% and 23.2%, respectively. The year over year decrease in the effective rate for the three months ended March 31, 2026 was primarily driven by higher discrete equity compensation tax deductions.

11. EARNINGS PER SHARE
The Company’s non-vested restricted stock contains rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock excludes the income attributable to the non-vested restricted stock from the numerator, which results in approximately 0.2% and 0.3% of Net income attributable to Wabtec shareholders being allocated to non-vested restricted stock for the three months ended March 31, 2026 and 2025, respectively. Additionally, the dilutive impact of the assumed conversion of non-vested restricted stock is excluded from the denominator of the diluted weighted average shares outstanding. The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In millions, except per share data	2026	2025
Numerator
Net income attributable to Wabtec shareholders	$362	$322
Less: Net income allocated to non-vested restricted stock	(1)	(1)
Numerator for basic and diluted earnings per common share	$361	$321
Denominator
Weighted average shares outstanding - basic	170.0	170.5
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans excluding non-vested restricted stock	0.4	0.4
Assumed conversion of dilutive non-vested restricted stock	0.3	0.4
Weighted average shares outstanding - diluted	170.7	171.3
Earnings per common share attributable to Wabtec shareholders
Basic	$2.12	$1.88
Diluted	$2.12	$1.88

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the three months ended March 31, 2026 and 2025:

In millions	2026	2025
Balance at beginning of year	$289	$274
Warranty expense	27	26
Warranty claim payments	(27)	(31)
Acquisitions	6	—
Foreign currency impact/other	(3)	3
Balance at March 31	$292	$272

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at March 31, 2026 and December 31, 2025. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
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
The Company has also established balance sheet risk management and net investment hedging programs to protect its balance sheet against foreign currency exchange rate volatility. We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including euro, Indian rupee, British pound sterling, Australian dollars, Canadian dollars, Brazilian real, Kazakhstani tenge, and several other foreign currencies. Changes in these foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We hedge these exposures using foreign currency swap contracts and cross-currency swaps to offset the potential income statement effects on intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign currency exchange rate risk entirely. Net gains and losses related to the Company's hedging activities, except as described below, were not material for the three months ended March 31, 2026 and 2025.

During 2025, in connection with the acquisitions of Frauscher and Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €1,290 million to mitigate foreign currency exposure of the purchase prices. As part of the acquisition of Frauscher in the fourth quarter of 2025, the Company utilized foreign exchange forward contracts with a notional value of €690 million. As part of the acquisition of Dellner Couplers in the first quarter of 2026, the Company utilized foreign exchange forward contracts with a notional value of €600 million. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other income (expense), net. For the three months ended March 31, 2026, these contracts resulted in a net gain of $2 million.
At March 31, 2026, the Company had a total gross notional amount of designated and non-designated derivatives of $478 million and $496 million, respectively. At December 31, 2025, the Company had a total gross notional amount of designated and non-designated derivatives of $467 million and $1.355 billion, respectively. The related assets and liabilities at both March 31, 2026 and December 31, 2025 were not significant.

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
During the third quarter of 2023, a competitor of the Company, Progress Rail (“Progress”), which is a Caterpillar Inc. company, sued the Company in the U.S. District Court for the District of Delaware asserting antitrust, breach of contract, unfair competition law, defamation and false advertising claims. The complaint challenged the Wabtec-GE Transportation merger and contended that since the merger, Wabtec had unlawfully monopolized the markets for long-haul freight locomotives, Tier IV long-haul freight locomotives and energy management systems by, among other things, failing to ensure that Progress’ products are interoperable with Wabtec’s locomotives and cab electronics. Progress sought an order requiring Wabtec to divest GE Transportation, unspecified treble damages for its alleged lost profits from reduced sales of locomotive and cab systems and attorneys’ fees and costs. It also asked the court to enjoin Wabtec from engaging in the conduct and requiring the Company to comply with its agreements with Progress. On June 12, 2025, in response to a motion filed by Wabtec, the Court dismissed the antitrust claims against Wabtec saying that no harmful effects on competition resulting from the merger had been shown. Progress Rail subsequently filed an amended Complaint seeking to revive its antitrust claims. Wabtec filed another motion to dismiss the antitrust claims. In February 2026, the Company and Progress Rail agreed to settle all of Progress Rail’s claims without admission of liability by the Company, and the settlement did not have any impact on the Company’s operating results or cash flows.
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
Transit Segment primarily manufactures and services components and train connection systems for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses. It also refurbishes subway cars and provides heating, ventilation, and air conditioning equipment and doors for buses and subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of passenger transit vehicles and buses, and companies in the electrical generation, distribution, and charging industries.
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
Segment financial information for the three months ended March 31, 2026 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,115	$835	$—	$2,950
Cost of sales	(1,327)	(562)	—	(1,889)
Gross profit	$788	$273	$—	$1,061
Gross margin	37.3%	32.7%
Selling, general & administrative expenses	$(219)	$(128)	$(54)	$(401)
Engineering expenses	(43)	(13)	—	(56)
Amortization expense	(76)	(11)	—	(87)
Income (loss) from operations	450	121	(54)	517
Interest expense and other, net	—	—	(48)	(48)
Income (loss) before income taxes	$450	$121	$(102)	$469
Intersegment sales/(elimination)	$14	$10	$(24)	$—
Depreciation and amortization	$112	$24	$3	$139
Capital expenditures	$27	$18	$1	$46
Segment assets	$16,002	$5,671	$1,523	$23,196

Segment financial information for the three months ended March 31, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,901	$709	$—	$2,610
Cost of sales	(1,216)	(494)	—	(1,710)
Gross profit	$685	$215	$—	$900
Gross margin	36.0%	30.3%
Selling, general & administrative expenses	$(164)	$(107)	$(36)	$(307)
Engineering expenses	(36)	(10)	—	(46)
Amortization expense	(65)	(8)	—	(73)
Income (loss) from operations	420	90	(36)	474
Interest expense and other, net	—	—	(48)	(48)
Income (loss) before income taxes	$420	$90	$(84)	$426
Intersegment sales/(elimination)	$11	$9	$(20)	$—
Depreciation and amortization	$97	$20	$3	$120
Capital expenditures	$31	$10	$3	$44
Segment assets	$13,224	$4,145	$1,727	$19,096
Sales to external customers by product line are as follows:

	Three Months Ended March 31,
In millions	2026	2025
Freight Segment:
Services	$714	$863
Equipment	726	476
Components	357	381
Digital Intelligence	318	181
Total Freight Segment	$2,115	$1,901

Transit Segment:
Original Equipment Manufacturer	$381	$322
Aftermarket	454	387
Total Transit Segment	$835	$709

16. OTHER INCOME (EXPENSE), NET
The components of Other income (expense), net are as follows:

	Three Months Ended March 31,
In millions	2026	2025
Foreign currency gain (loss)	$16	$(8)
Gain on mark-to-market derivatives	2	—
Equity income	2	3
Expected return on pension assets/amortization	2	2
Other miscellaneous income, net	1	1
Total Other income (expense), net	$23	$(2)
During 2025, in connection with the acquisitions of Frauscher and Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €1,290 million to mitigate foreign currency exposure of the purchase prices. As part of the acquisition of Frauscher in the fourth quarter of 2025, the Company utilized foreign exchange forward contracts with a notional value of €690 million. As part of the acquisition of Dellner Couplers in the first quarter of 2026, the Company utilized foreign exchange forward contracts with a notional value of €600 million. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other income (expense), net. For the three months ended March 31, 2026, these contracts resulted in a net gain of $2 million.

17. RESTRUCTURING
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are key strategic initiatives aimed at achieving these focus areas.
Integration 3.0
Integration 3.0 is a multi-year strategic initiative to further consolidate our footprint, reduce complexity and streamline manufacturing, engineering, administrative, and commercial activities. The Company anticipates that it will incur one-time restructuring charges related to Integration 3.0 of approximately $80 million to $100 million. Net charges to date of $39 million were primarily for employee-related costs.
A summary of restructuring charges related to the Integration 3.0 initiative is as follows:

	Three Months Ended March 31,
In millions	2026	2025
Freight Segment:
Cost of goods sold	$1	$1
Selling, general and administrative expenses	1	—
Total Freight Segment	$2	$1

Transit Segment:
Cost of goods sold	$1	$2
Selling, general and administrative expenses	1	4
Total Transit Segment	$2	$6

Corporate:
Selling, general and administrative expenses	$(1)	$—
Total Integration 3.0 restructuring charges, net	$3	$7
Portfolio Optimization
Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. There were no material charges or cash payments during the three months ended March 31, 2026. Wabtec recorded net charges of approximately $3 million during the three months ended March 31, 2025, primarily for asset write downs related to Portfolio Optimization. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $101 million.
Integration 2.0
Integration 2.0 is a multi-year strategic initiative to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. The Company anticipates that it will incur one-time restructuring charges related to Integration 2.0 of up to approximately $170 million, of which approximately $150 million has been incurred to date. There were no material charges or cash payments during the three months ended March 31, 2026 and 2025.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026.
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets and applications. Our highly engineered rail and transit products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2026, approximately half of the Company’s Net sales came from customers outside the United States.
Business Update
During the first quarter of 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock. The acquisition subsequently closed on February 10, 2026 for approximately $1.053 billion.
Additionally, during the first quarter of 2026, Wabtec secured a multi-year, multi-billion dollar mining contract for drive systems and aftermarket parts, won a multi-year modernization order in the U.S. for $210 million, and signed a $54 million Transit brake and couplers order, which contributed to the overall increase in backlog of $3.4 billion from December 31, 2025 to $30.8 billion at March 31, 2026. We also began executing the first EVO modernization build to support the commercial rollout to the installed base.
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are restructuring initiatives, including Integration 3.0, Portfolio Optimization and Integration 2.0, aimed at achieving these focus areas. During the first three months of 2026 and 2025, Wabtec incurred $5 million and $9 million, respectively, of restructuring costs primarily for employee-related costs on programs under these initiatives. In addition, Transaction costs incurred during the three months ended March 31, 2026 and 2025 related to recent acquisitions were approximately $13 million and $10 million, respectively.
Future macroeconomic volatility, changes to tariffs and trade policies, impacts from regional conflicts and war, supply chain disruptions, and labor availability, amongst other things, could cause a negative impact on revenue and cost increases resulting in an adverse effect on the Company’s operating results. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results. The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility, including the impact of current tariffs. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through our strategic initiatives. The Company has experienced increased tariff costs which unfavorably impacted our operating results and cash from operations for the three months ended March 31, 2026. Although we do not expect a material impact to our results of operations in 2026 because of mitigation efforts, due to the volatility of trade policies, we are unable to reasonably predict the future impact.

RESULTS OF OPERATIONS
Consolidated Results
FIRST QUARTER 2026 COMPARED TO FIRST QUARTER 2025
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2026	2025
Net sales:
Sales of goods	$2,531	$2,157
Sales of services	419	453
Total Net sales	2,950	2,610
Cost of sales:
Cost of goods	(1,616)	(1,450)
Cost of services	(273)	(260)
Total Cost of sales	(1,889)	(1,710)
Gross profit	1,061	900
Operating expenses:
Selling, general and administrative expenses	(401)	(307)
Engineering expenses	(56)	(46)
Amortization expense	(87)	(73)
Total Operating expenses	(544)	(426)
Income from operations	517	474
Other income and expenses:
Interest expense, net	(71)	(46)
Other income (expense), net	23	(2)
Income before income taxes	469	426
Income tax expense	(106)	(99)
Net income	363	327
Less: Net income attributable to noncontrolling interest	(1)	(5)
Net income attributable to Wabtec shareholders	$362	$322
The following table shows the major components of the change in Net sales in the three months ended March 31, 2026 from the three months ended March 31, 2025:

In millions	Freight Segment	Transit Segment	Total
First Quarter 2025 Net sales	$1,901	$709	$2,610
Acquisitions	184	41	225
Portfolio Optimization (Divestitures/Exits)	(10)	(3)	(13)
Foreign Exchange	20	48	68
Organic	20	40	60
First Quarter 2026 Net sales	$2,115	$835	$2,950

Net sales
Net sales for the three months ended March 31, 2026 increased by $340 million, or 13.0%, to $2.95 billion compared to the same period in 2025. Organic sales increased $60 million which was attributable to both the Freight and Transit Segments. Freight sales increased primarily due to higher North American and international locomotive deliveries and higher mining sales, partially offset by lower deliveries of locomotive modernizations and engine overhauls and the exit of a low margin Digital project. Transit sales increased from higher demand for Aftermarket and Original Equipment Manufacturing products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Sales from acquisitions contributed $225 million, and favorable changes in foreign exchange increased Net sales by $68 million.
Cost of sales
Cost of sales for the three months ended March 31, 2026 increased by $179 million, or 10.5%, to $1.89 billion compared to the same period in 2025. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 64.0% and 65.5% for the three months ended March 31, 2026 and 2025, respectively. The improvement in gross margin is attributable to productivity and cost management, savings from restructuring initiatives, and accretion from recent acquisitions, partially offset by unfavorable mix within the Freight Segment. Cost of sales for the three months ended March 31, 2026 included $23 million of costs related to purchase price accounting for the step-up of inventory related to acquisitions to fair value on the date of acquisition. Cost of sales for the three months ended March 31, 2026 and 2025 both included $3 million of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $118 million, or 27.7%, for the three months ended March 31, 2026 compared to the same period in 2025. Selling, general and administrative expenses ("SG&A") increased $94 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily due to incremental expense from acquisitions, higher employee compensation and benefit costs, and transaction costs associated with acquisitions, partially offset by the impacts of restructuring initiatives. Transaction costs associated with acquisitions included in SG&A were $13 million and $10 million for three months ended March 31, 2026 and 2025, respectively. SG&A for the three months ended March 31, 2026 and 2025 included $2 million and $5 million, respectively, of costs related to restructuring initiatives. Engineering expenses increased $10 million and Amortization expense increased $14 million both due to incremental expense from acquisitions.
Interest expense, net
Interest expense, net, increased $25 million to $71 million for the three months ended March 31, 2026 compared to the same period in 2025, due to higher average overall debt balances in the current period, primarily related to acquisitions.
Other income (expense), net
Other income (expense), net increased $25 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to foreign exchange gains in the current period.
Income taxes
The effective income tax rate was 22.7% and 23.2% for the three months ended March 31, 2026 and 2025, respectively. The year over year decrease in the effective rate was primarily driven by higher discrete equity compensation tax deductions.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2026	2025	Change	% Change
Net sales:
Sales of goods	$1,697	$1,450	$247	17.0%
Sales of services	418	451	(33)	(7.3)%
Total Net sales	2,115	1,901	214	11.3%
Cost of sales:
Cost of goods	(1,054)	(957)	97	10.1%
Cost of services	(273)	(259)	14	5.4%
Total Cost of sales	(1,327)	(1,216)	111	9.1%
Cost of sales (% of Net sales)	62.7%	64.0%	(1.3)

Gross profit	788	685	103	15.0%

Operating expenses	(338)	(265)	73	27.5%

Income from operations	$450	$420	$30	7.1%
Income from operations (% of Net sales)	21.3%	22.1%	(0.8)
The following table shows the major components of the change in Net sales for the Freight Segment in the first quarter of 2026 from the first quarter of 2025:

In millions
First Quarter 2025 Net sales	$1,901
Acquisitions	184
Portfolio Optimization (Divestitures/Exits)	(10)
Foreign Exchange	20
Organic changes in Net sales by Product Line:
Equipment	247
Services	(154)
Digital Intelligence	(50)
Components	(23)
First Quarter 2026 Net sales	$2,115
Net sales
Freight Segment organic sales increased by $20 million driven primarily by Equipment sales from higher North American and international locomotive deliveries and higher mining sales. This was partially offset by decreased Services sales from lower deliveries of locomotive modernizations and engine overhauls, decreased Digital Intelligence sales driven by the exit of a low margin project, and decreased Components sales from lower North America rail car build, partially offset by strong industrial demand. Sales from acquisitions contributed $184 million, primarily from Inspection Technologies and Frauscher, and favorable changes in foreign exchange increased sales by $20 million.

Cost of sales
Freight Segment Cost of sales increased $111 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased 1.3 percentage points. The improvement in gross margin is attributable to productivity and cost management and accretion from recent acquisitions, partially offset by unfavorable mix within the Freight Segment and the exit of a low margin Digital project. Cost of sales for the three months ended March 31, 2026 included $20 million of costs related to purchase price accounting for the step-up of inventory related to acquisitions to fair value on the date of acquisition. Cost of sales for the three months ended March 31, 2026 and 2025 both included $2 million of costs related to restructuring initiatives.
Operating expenses
Freight Segment Operating expenses increased by $73 million, and Operating expenses as a percentage of Net sales increased 2.0 percentage points. The increase in Freight Segment Operating expenses is primarily driven by incremental expense from acquisitions.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2026	2025	Change	% Change
Net sales	$835	$709	$126	17.8%
Cost of sales	(562)	(494)	68	13.8%
Cost of sales (% of Net sales)	67.3%	69.7%	(2.4)

Gross profit	273	215	58	27.0%

Operating expenses	(152)	(125)	27	21.6%

Income from operations	$121	$90	$31	34.4%
Income from operations (% of Net sales)	14.5%	12.7%	1.8
The following table shows the major components of the change in Net sales for the Transit Segment in the first quarter of 2026 from the first quarter of 2025:

In millions
First Quarter 2025 Net sales	$709
Acquisitions	41
Portfolio Optimization (Divestitures/Exits)	(3)
Foreign Exchange	48
Organic changes in Net sales by Product Line:
Aftermarket	23
Original Equipment Manufacturing	17
First Quarter 2026 Net sales	$835
Net sales
Transit Segment organic sales increased by $40 million driven by strong Aftermarket and Original Equipment Manufacturing sales primarily as a result of increased demand for products and services due to fleet expansion and renewals, increased passenger ridership levels, and increased investments in sustainable infrastructure. Sales from the Dellner Couplers acquisition contributed $41 million, and favorable changes in foreign exchange rates increased sales by $48 million.
Cost of sales
Transit Segment Cost of sales increased by $68 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased by 2.4 percentage points. The increase in gross margin was attributable to increased productivity and the benefits from structured cost actions taken through restructuring initiatives.
Operating expenses
Transit Segment Operating expenses increased by $27 million and as a percentage of Net sales increased by 0.6 percentage points. Higher SG&A expenses to support higher sales volume and incremental Operating expenses from acquisitions were partially offset by benefits from structured cost actions taken through restructuring initiatives. Transit SG&A expenses for the three months ended March 31, 2026 and 2025 included $2 million and $4 million, respectively, of costs related to restructuring initiatives.

Liquidity and Capital Resources
Liquidity is provided by operating cash flows, borrowings under our credit facilities, and proceeds from the Company’s Senior Notes. Additionally, the Company utilizes the Revolving Receivables Program and supply chain financing program described below, as well as other short-term financing agreements with certain banks, for added flexibility as part of our liquidity management strategy. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended March 31,
In millions	2026	2025
Cash provided by (used for):
Operating activities	$199	$191
Investing activities	$(1,105)	$(44)
Financing activities	$656	$(172)
Operating activities In the first three months of 2026, cash provided by operating activities was $199 million compared to $191 million in the first three months of 2025. The increase was primarily driven by higher net income, partially offset by increased working capital requirements.
Net income was $363 million, an increase of $36 million compared to the prior year period. Non‑cash adjustments, including depreciation and amortization of $139 million and stock‑based compensation of $22 million, further supported cash provided by operating activities and increased year over year, primarily due to incremental non‑cash expense from acquisitions and higher equity‑based compensation.
These sources of cash were partially offset by changes in working capital. The increase in Receivables decreased cash from operations by $305 million, compared to a decrease in cash from operations of $226 million in the prior year period, driven by higher sales and the timing of collections from customers. The decrease in Customer deposits decreased cash from operations by $64 million, compared to a $31 million increase in cash from operations in the prior year, from changes in the timing of customer deposits. Other operating activities decreased cash from operations by $12 million, compared to an $83 million decrease in cash from operations in the prior year, primarily from changes in other accrued expenses due to the timing of payments.
Investing activities In the first three months of 2026 and 2025, cash used for investing activities was $(1,105) million and $(44) million, respectively. During the first three months of 2026, Wabtec used $(1,062) million for acquisitions, primarily for Dellner Couplers, and used $(46) million for additions to property, plant and equipment for investments in our facilities and manufacturing processes. During the first three months of 2025, Wabtec used $(44) million for additions to property, plant, and equipment.
Financing activities In the first three months of 2026, cash provided by financing activities was $656 million, which included $1,012 million from net changes in debt, $(242) million in stock repurchases, $(53) million of dividend payments, and $(53) million of payments for income tax withholding on share-based compensation. In the first three months of 2025, cash used for financing activities was $(172) million, which included $4 million from net changes in debt, $(98) million in stock repurchases, $(43) million of dividend payments, and $(34) million of payments for income tax withholding on share-based compensation.
As of March 31, 2026, the Company held approximately $531 million of cash, cash equivalents and restricted cash, which was primarily held outside of the United States, mainly in Europe, South Africa, India, and Brazil. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of March 31, 2026, approximately $10 million of the Company's cash balance was classified as restricted, primarily for cash held in escrow related to acquisitions.
The Company's goal is to maintain an investment-grade credit profile, which supports access to diverse sources of liquidity and favorably impacts borrowing costs. Rating agencies that are engaged by the Company periodically update our credit ratings as events occur. As of March 31, 2026, the long-term credit ratings assigned to the Company were BBB with a stable outlook by Fitch Ratings, Baa2 with a stable outlook by Moody's Investors Service, and BBB with a stable outlook by S&P Global Ratings.
We or our affiliates may, from time to time, seek to retire or purchase outstanding debt through negotiated or open-market cash purchases, exchanges, or otherwise, and such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Revolving Receivables Program
The Company utilizes its Revolving Receivables Program to request borrowings from a financial institution against certain collateralized receivables for up to $450 million. The Company collateralizes certain receivables through our bankruptcy-remote subsidiary on a recurring basis. As customers pay their balances, we transfer additional receivables into the program. Borrowings and repayments under the Revolving Receivables Program are included within Proceeds from debt and Payments of debt within the Financing activities section of the Condensed Consolidated Statement of Cash Flows.
During the three months ended March 31, 2026, the Company borrowed $445 million against the collateralized receivables. There were no repayments against the collateralized receivables during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company borrowed and repaid $175 million against the collateralized receivables. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors and do not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Additional information with respect to the Supply Chain Financing Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs.
Total Available Liquidity
The components of total available liquidity were as follows:

In millions	March 31, 2026	December 31, 2025
Cash and cash equivalents, excluding restricted cash	$521	$764
Revolving Credit Facility	1,573	2,000
Revolving Receivables Program	—	443
Total Available Liquidity	$2,094	$3,207
The Company believes that its existing cash balances, cash generated from operations, available borrowings under its credit facilities, and access to the capital markets will be sufficient to meet its working capital needs, planned capital expenditures, debt service requirements, dividends, share repurchases, and other known cash requirements for at least the next twelve months.
Guarantor Summarized Financial Information
Westinghouse Air Brake Technologies Corporation (the “Parent Company”) has issued 3.45% Senior Notes due 2026, 4.70% Senior Notes due 2028, 4.90% Senior Notes due 2030, 5.611% Senior Notes due 2034, and 5.50% Senior Notes due 2035 (collectively, the “US Notes”).
The obligations under the US Notes issued by the Parent Company have been fully and unconditionally guaranteed by certain of the Parent Company's U.S. subsidiaries ("Guarantor Subsidiaries"), currently comprising GE Transportation, a Wabtec Company, RFPC Holding Corp., Transportation IP Holdings, LLC, Transportation Systems Services Operations Inc., Wabtec Components LLC, Wabtec Holding LLC, Wabtec Railway Electronics Holdings, LLC, Wabtec Transportation Systems, LLC and Wabtec US Rail, Inc. Each guarantor is 100% owned by the Parent Company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. The Euro Notes are issued by Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") and are fully and unconditionally guaranteed by the Parent Company.
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
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2026
Net sales	$1,554
Gross profit	$249
Net loss attributable to Wabtec shareholders	$(100)
Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	March 31, 2026	December 31, 2025
Current assets	$1,117	$1,434
Noncurrent assets	$3,280	$3,311
Current liabilities	$3,216	$3,236
Long-term debt	$4,071	$3,701
Other non-current liabilities	$552	$605
The following is a description of the transactions between the combined Parent Company and Guarantor Subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2026
Net sales to non-guarantor subsidiaries	$227
Purchases from non-guarantor subsidiaries	$433

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	March 31, 2026
Amount due to non-guarantor subsidiaries	$8,076

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
Summarized Statement of Income

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Three Months Ended March 31, 2026
Net sales	$144
Gross profit	$39
Net loss attributable to Wabtec shareholders	$(93)
Summarized Balance Sheet

	Unaudited
	Issuer and Parent Company (Guarantor)
In millions	March 31, 2026	December 31, 2025
Current assets	$169	$508
Noncurrent assets	$646	$656
Current liabilities	$1,947	$1,822
Long-term debt	$4,702	$4,286
Other non-current liabilities	$36	$42
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Three Months Ended March 31, 2026
Net sales to non-guarantor subsidiaries	$2
Purchases from non-guarantor subsidiaries	$30

Unaudited
Issuer and Parent Company (Guarantor)
In millions	March 31, 2026
Amount due to non-guarantor subsidiaries	$9,280
Company Stock Repurchase Plan
On February 6, 2026, the Board of Directors reauthorized the stock repurchase program and refreshed the amount available for stock repurchases to $1.2 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $1.0 billion, of which approximately $760 million remained at the reauthorization date. No time limit was set for the completion of the program, which conforms to the requirements under the agreements governing the Company's credit facilities and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of March 31, 2026, approximately $975 million was remaining under the stock repurchase plan.

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
•shutdown of one or more of our operating facilities as a result of natural hazards and health crises; or
•supply chain and sourcing disruptions as a result of natural hazards, health crises or other external factors
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and except as required by law, we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Estimates
A summary of critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In particular, judgment is used in areas such as inventories, business combinations, goodwill and indefinite-lived intangible assets, warranty reserves, income taxes, and revenue recognition. There have been no significant changes in the related accounting policies since December 31, 2025.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025. Refer to Note 13 - Fair Value Measurement and Derivative Instruments of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report for additional information regarding interest rate and foreign currency exchange risk.

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2026. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Additional information with respect to legal proceedings is included in Note 14 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.

Item 1A.    RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2026:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2026	80,113	$217.30	80,113	$760
February 2026	64,734	$260.72	64,734	$1,183
March 2026	832,532	$249.75	832,532	$975
Total quarter ended March 31, 2026	977,379	$247.82	977,379	$975
(1)     On February 6, 2026, the Board of Directors reauthorized the stock repurchase program and refreshed the amount available for stock repurchases to $1.2 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $1.0 billion, of which approximately $760 million remained at the reauthorization date. No time limit was set for the completion of the program, which conforms to the requirements under the agreements governing the Company's credit facilities and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of March 31, 2026, approximately $975 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 5.    OTHER INFORMATION
None of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the first quarter ended March 31, 2026.

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

10.1	Form of PSU Agreement*

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	April 22, 2026