Form 10-Q
period 2026-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2026-07-22
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 17, 2026, there were 168,910,851 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2026
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	June 30, 2026	December 31, 2025
Assets
Assets
Cash, cash equivalents and restricted cash	$670	$789
Accounts receivable	1,720	1,410
Unbilled accounts receivable	449	487
Inventories, net	2,857	2,745
Other current assets	345	263
Total current assets	6,041	5,694
Property, plant and equipment, net	1,653	1,616
Goodwill	10,603	10,216
Other intangible assets, net	4,122	3,838
Other noncurrent assets	709	705
Total noncurrent assets	17,087	16,375
Total Assets	$23,128	$22,069
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$1,427	$1,402
Customer deposits	878	1,015
Accrued compensation	374	490
Accrued warranty	273	266
Current portion of long-term debt	1,656	1,250
Other accrued liabilities	779	727
Total current liabilities	5,387	5,150
Long-term debt	4,915	4,291
Deferred income taxes	724	606
Other long-term liabilities	858	832
Total Liabilities	11,884	10,879
Commitments and contingencies (Note 14)
Equity
Common stock, $.01 par value; 500.0 shares authorized and 171.9 shares issued; 169.1 and 170.6 outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	8,043	8,069
Treasury stock, at cost, 2.8 and 1.3 shares, at June 30, 2026 and December 31, 2025, respectively	(630)	(190)
Retained earnings	4,529	3,878
Accumulated other comprehensive loss	(729)	(616)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	11,214	11,142
Noncontrolling interest	30	48
Total Equity	11,244	11,190
Total Liabilities and Equity	$23,128	$22,069

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2026	2025	2026	2025

Net sales:
Sales of goods	$2,670	$2,226	$5,201	$4,383
Sales of services	509	480	928	933
Total net sales	3,179	2,706	6,129	5,316
Cost of sales:
Cost of goods	(1,710)	(1,481)	(3,326)	(2,931)
Cost of services	(308)	(287)	(581)	(547)
Total cost of sales	(2,018)	(1,768)	(3,907)	(3,478)
Gross profit	1,161	938	2,222	1,838
Operating expenses:
Selling, general and administrative expenses	(400)	(347)	(801)	(654)
Engineering expenses	(70)	(50)	(126)	(96)
Amortization expense	(91)	(69)	(178)	(142)
Total operating expenses	(561)	(466)	(1,105)	(892)
Income from operations	600	472	1,117	946
Other income and expenses:
Interest expense, net	(80)	(46)	(151)	(92)
Other (expense) income, net	(2)	24	21	22
Income before income taxes	518	450	987	876
Income tax expense	(122)	(111)	(228)	(210)
Net income	396	339	759	666
Less: Net income attributable to noncontrolling interest	(1)	(3)	(2)	(8)
Net income attributable to Wabtec shareholders	$395	$336	$757	$658

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$2.33	$1.96	$4.45	$3.84
Diluted
Net income attributable to Wabtec shareholders	$2.33	$1.96	$4.44	$3.84

Weighted average shares outstanding
Basic	169.1	170.6	169.5	170.6
Diluted	169.6	171.2	170.1	171.2

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net income attributable to Wabtec shareholders	$395	$336	$757	$658
Foreign currency translation (loss) gain	(44)	166	(118)	282
Unrealized gain on derivative contracts	4	10	5	7
Change in unrealized gain (loss) on pension and post-retirement benefit plans	1	(3)	1	(4)
Other comprehensive (loss) income before tax	(39)	173	(112)	285
Income tax expense related to components of other comprehensive income	(1)	(1)	(1)	—
Other comprehensive (loss) income, net of tax	(40)	172	(113)	285
Comprehensive income attributable to Wabtec shareholders	$355	$508	$644	$943

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In millions	2026	2025

Operating Activities
Net income	$759	$666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	237
Stock-based compensation expense	50	36
Gain on mark-to-market derivatives	(2)	(32)
Below market intangible amortization	(20)	(22)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable and unbilled accounts receivable	(229)	(243)
Inventories	(35)	(180)
Accounts payable	20	74
Accrued income taxes	113	(1)
Current and noncurrent customer deposits	(70)	14
Other accrued liabilities	(123)	(108)
Other operating activities	(105)	(41)
Net cash provided by operating activities	640	400
Investing Activities
Acquisitions of businesses, net of cash acquired	(1,062)	(21)
Purchase of property, plant and equipment	(108)	(83)
Other investing activities	10	6
Net cash used for investing activities	(1,160)	(98)
Financing Activities
Proceeds from debt, net of issuance costs	2,585	2,189
Payments of debt	(1,536)	(1,454)
Repurchase of stock	(457)	(148)
Cash dividends	(106)	(87)
Payment of income tax withholding on share-based compensation	(54)	(39)
Other financing activities	(24)	(7)
Net cash provided by financing activities	408	454
Effect of changes in currency exchange rates	(7)	28
(Decrease) increase in cash	(119)	784
Cash, cash equivalents and restricted cash, beginning of period	789	715
Cash, cash equivalents and restricted cash, end of period	$670	$1,499

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2025	171.9	$1	$8,069	(1.3)	$(190)	$3,878	$(616)	$48	$11,190
Cash dividends ($0.31 dividend per share)	—	—	—	—	—	(53)	—	—	(53)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(71)	0.3	17	—	—	—	(54)
Stock based compensation	—	—	22	—	—	—	—	—	22
Net income	—	—	—	—	—	362	—	1	363
Other comprehensive loss, net of tax	—	—	—	—	—	—	(73)	—	(73)
Stock repurchase	—	—	—	(1.0)	(243)	—	—	—	(243)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2026	171.9	$1	$8,020	(2.0)	$(416)	$4,187	$(689)	$48	$11,151
Cash dividends ($0.31 dividend per share)	—	—	—	—	—	(53)	—	—	(53)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(5)	—	4	—	—	—	(1)
Stock based compensation	—	—	28	—	—	—	—	—	28
Net income	—	—	—	—	—	395	—	1	396
Other comprehensive loss, net of tax	—	—	—	—	—	—	(40)	—	(40)
Stock repurchase	—	—	—	(0.8)	(218)	—	—	—	(218)
Distribution to/redemption of noncontrolling interest	—	—	—	—	—	—	—	(19)	(19)
Balance, June 30, 2026	171.9	$1	$8,043	(2.8)	$(630)	$4,529	$(729)	$30	$11,244
The accompanying notes are an integral part of these statements.

In millions	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2024	226.9	$2	$8,023	(55.6)	$(3,273)	$6,185	$(846)	$42	$10,133
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(43)	—	—	(43)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(31)	0.3	(3)	—	—	—	(34)
Stock based compensation	—	—	17	—	—	—	—	—	17
Net income	—	—	—	—	—	322	—	5	327
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	113
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Stock repurchase	—	—	—	(0.5)	(98)	—	—	—	(98)
Treasury stock retirement	(55.0)	(1)	—	55.0	3,305	(3,304)	—	—	—
Balance, March 31, 2025	171.9	$1	$8,009	(0.8)	$(69)	$3,160	$(733)	$46	$10,414
Cash dividends ($0.25 dividend per share)	—	—	—	—	—	(44)	—	—	(44)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3)	—	3	—	—	—	—
Stock based compensation	—	—	19	—	—	—	—	—	19
Net income	—	—	—	—	—	336	—	3	339
Other comprehensive income, net of tax	—	—	—	—	—	—	172	—	172
Stock repurchase	—	—	—	(0.2)	(50)	—	—	—	(50)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Balance, June 30, 2025	171.9	$1	$8,025	(1.0)	$(116)	$3,452	$(561)	$44	$10,845
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026 (UNAUDITED)

1. BUSINESS
Except as the context otherwise requires, all references to “we”, “our”, “us”, the “Company”, and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. References to the “Parent Company” refer to Westinghouse Air Brake Technologies Corporation alone. Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets and applications. Our highly engineered rail and transit products, which are designed to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries worldwide. In the first six months of 2026, approximately half of the Company’s net sales were generated from customers outside the United States.
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
Remaining performance obligations represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. As of June 30, 2026, the Company's remaining performance obligations were approximately $30.9 billion. The Company expects to recognize revenue of approximately 30% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
At June 30, 2026 and December 31, 2025, the bankruptcy-remote subsidiary held receivables of $683 million and $623 million, respectively, which are included in the Company's Condensed Consolidated Balance Sheets. The receivables held by the bankruptcy-remote subsidiary collateralize the outstanding borrowings. There were outstanding borrowings of $400 million at June 30, 2026 and no outstanding borrowings at December 31, 2025. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables, if applicable. Our maximum exposure to losses related to these receivables transferred to the program is limited to the amount outstanding.
Restricted Cash At June 30, 2026 and December 31, 2025, the Company classified cash of $10 million and $25 million, respectively, as restricted, primarily for cash held in escrow related to acquisitions.
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
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the three months ended June 30, 2026 and 2025 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Balance at March 31	$(663)	$(702)	$22	$15	$(48)	$(46)	$(689)	$(733)
Other comprehensive (loss) income before reclassifications	(44)	166	3	8	—	(2)	(41)	172
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	(1)	1	1	1	—
Other comprehensive (loss) income, net	(44)	166	3	7	1	(1)	(40)	172
Balance at June 30	$(707)	$(536)	$25	$22	$(47)	$(47)	$(729)	$(561)
The changes in Accumulated other comprehensive loss by component, including any tax impacts, for the six months ended June 30, 2026 and 2025 are as follows:

	Foreign currency translation		Derivative contracts		Pension and postretirement benefit plans		Total
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Balance at beginning of year	$(589)	$(818)	$21	$17	$(48)	$(45)	$(616)	$(846)
Other comprehensive (loss) income before reclassifications	(118)	282	5	6	—	(3)	(113)	285
Amounts reclassified from Accumulated other comprehensive loss	—	—	(1)	(1)	1	1	—	—
Other comprehensive (loss) income, net of tax	(118)	282	4	5	1	(2)	(113)	285
Balance at end of period	$(707)	$(536)	$25	$22	$(47)	$(47)	$(729)	$(561)
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

Supply Chain Financing Program The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our suppliers' voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors, which range between net 30 and net 180 days, and do not result in a change in the classification of amounts due as Accounts payable in the Condensed Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $278 million and $285 million of the Company's outstanding Accounts payable as of June 30, 2026 and December 31, 2025, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.

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
The following table summarizes the preliminary fair value of the Dellner Couplers assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$17
Accounts receivable	58
Inventory	77
Other current assets	36
Property, plant and equipment	53
Goodwill	475
Other intangible assets	531
Other noncurrent assets	9
Total assets acquired	1,256
Liabilities assumed
Current liabilities	76
Noncurrent liabilities	127
Total liabilities assumed	203
Net assets acquired	$1,053

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

On July 1, 2025, Wabtec acquired 100% ownership in Evident’s Inspection Technologies division ("Inspection Technologies") for approximately $1.797 billion. Inspection Technologies, formerly part of the Scientific Solutions Division of Olympus Corporation, is a global leader in Non-Destructive Testing, Remote Visual Inspection and Analytical Instruments solutions for mission critical assets. Inspection Technologies’ leading industry presence and innovative product portfolio is expected to significantly expand Wabtec's capabilities, adding advanced automated inspection capabilities, driving technology in a space where data acquisition, analytics and automation are critical. Inspection Technologies reports within the Digital Intelligence product line of the Freight Segment. The acquisition was funded with a combination of cash on hand, proceeds from the 2035 Notes and borrowings under other sources of available liquidity.
The following table summarizes the fair value of the Inspection Technologies assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$40
Accounts receivable	86
Inventory	148
Other current assets	7
Property, plant and equipment	59
Goodwill	940
Customer relationships	411
Trade names	142
Acquired technology	170
Other noncurrent assets	46
Total assets acquired	2,049
Liabilities assumed
Current liabilities	81
Noncurrent liabilities	171
Total liabilities assumed	252
Net assets acquired	$1,797
As of June 30, 2026, the measurement period remains open for the Dellner Couplers and Frauscher acquisitions, and the Company has not finalized the respective purchase accounting. The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangible assets. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 in the fair value hierarchy.
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
Transaction costs related to the completed acquisitions for the three and six months ended June 30, 2026 were approximately $1 million and $14 million, respectively, and for the three and six months ended June 30, 2025 were approximately $25 million and $35 million, respectively, and are included in Selling, general, and administrative expenses.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	June 30, 2026	December 31, 2025
Raw materials	$1,313	$1,194
Work-in-progress	672	698
Finished goods	872	853
Total inventories	$2,857	$2,745

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2025	$8,567	$1,649	$10,216
Additions/adjustments	8	475	483
Foreign currency impact	(23)	(73)	(96)
Balance at June 30, 2026	$8,552	$2,051	$10,603
As of June 30, 2026 and December 31, 2025, the Company’s trade names had a net carrying amount of $897 million and $851 million, respectively. The Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	June 30, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$1,367	$(665)	$702	$1,311	$(613)	$698
Customer relationships	2,263	(592)	1,671	2,000	(550)	1,450
Acquired technology	1,664	(812)	852	1,570	(731)	839
Total	$5,294	$(2,069)	$3,225	$4,881	$(1,894)	$2,987
At June 30, 2026, the weighted average remaining useful lives of backlog, customer relationships and acquired technology were 7 years, 17 years and 7 years, respectively. The backlog intangible asset primarily consists of in-place long-term agreements acquired by the Company in conjunction with past acquisitions. Amortization expense for intangible assets was $91 million and $178 million for the three and six months ended June 30, 2026, respectively, and $69 million and $142 million for the three and six months ended June 30, 2025, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2026	$179
2027	$356
2028	$354
2029	$352
2030	$339

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the Condensed Consolidated Balance Sheets. Noncurrent contract assets were $138 million at June 30, 2026 and $121 million at December 31, 2025. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $342 million at June 30, 2026 and $259 million at December 31, 2025. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $55 million and $82 million at June 30, 2026 and December 31, 2025, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2026 and 2025 is as follows:

	Contract Assets
In millions	2026	2025
Balance at beginning of year	$609	$720
Recognized in current year	452	375
Reclassified to accounts receivable	(474)	(368)
Acquisitions/adjustments	1	—
Foreign currency impact	(1)	22
Balance at June 30	$587	$749

	Contract Liabilities
In millions	2026	2025
Balance at beginning of year	$1,356	$1,173
Recognized in current year	681	732
Amounts in beginning balance reclassified to revenue	(535)	(340)
Current year amounts reclassified to revenue	(241)	(377)
Acquisitions	19	—
Foreign currency impact	(5)	36
Balance at June 30	$1,275	$1,224

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
Operating lease expense was $20 million and $41 million for the three and six months ended June 30, 2026, respectively, and $17 million and $33 million for the three and six months ended June 30, 2025, respectively. New operating leases of $4 million and $10 million were added during the three and six months ended June 30, 2026, respectively, and $27 million and $35 million for the three and six months ended June 30, 2025, respectively. Wabtec does not have material financing leases, short-term or variable leases or sublease income.
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases
Remaining 2026	$39
2027	69
2028	58
2029	51
2030	44
Thereafter	155
Total lease payments	416
Less: Present value discount	(51)
Present value of lease liabilities	$365
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of operating lease liabilities:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	7.6	7.9
Weighted-average discount rate	3.6%	3.6%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective Interest Rate	Face Value	June 30, 2026		December 31, 2025
In millions			Book Value	Fair Value[1]	Book Value	Fair Value[1]
2025 Credit Agreement:
Revolving Credit Facility	4.4%	N/A	$638	$638	$—	$—
Term Loan Facility, due 2030	4.9%	$725	721	725	721	725
2025 Term Credit Agreement:
Term Loan, due 2026	4.8%	$500	500	500	500	500
Senior Notes:
3.45% Senior Notes, due 2026	3.5%	$750	750	748	750	746
1.25% Senior Notes (EUR), due 2027	1.5%	€500	568	555	583	575
4.70% Senior Notes, due 2028	4.8%	$1,250	1,248	1,252	1,247	1,266
4.90% Senior Notes, due 2030	5.1%	$500	496	505	496	512
5.611% Senior Notes, due 2034	5.7%	$500	496	516	496	526
5.50% Senior Notes, due 2035	5.6%	$750	743	769	743	783
Revolving Receivables Program	4.5%	N/A	400	400	—	—
Other Borrowings			11	11	5	5
Total			6,571	6,619	5,541	5,638
Less: current portion			(1,656)	(1,654)	(1,250)	(1,246)
Long-term portion			$4,915	$4,965	$4,291	$4,392
1. See Note 13 for information on the fair value measurement of the Company's long-term debt.
Variances between Face Value and Book Value are the result of unamortized discounts and debt issuance fees as well as foreign exchange on the Euro Notes and euro denominated borrowings under the Revolving Credit Facility.
The Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of June 30, 2026 and December 31, 2025, the Company had total combined unamortized discount and debt issuance costs of $23 million and $26 million, respectively. Amortization of discounts and debt issuance fees are included in the calculation of Effective Interest Rate.
Credit Agreements
On November 28, 2025, the Company entered into a new stand-alone credit agreement (the "2025 Term Credit Agreement") for a term loan of $500 million. Borrowings under the 2025 Term Credit Agreement bear interest at a base rate plus an interest rate spread up to 1.50% based on the lower of the pricing corresponding to (i) the Company's Leverage Ratio or (ii) the Company's public credit rating. The frequency of interest payments varies based upon the Interest Election Request. The term loan issued under this agreement will mature on November 27, 2026. The obligations of the Company under this agreement are unsecured and have been guaranteed by certain of the Company's subsidiaries. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. Under the 2025 Term Credit Agreement, the Company has agreed to maintain the same Interest Coverage Ratio and Leverage Ratio as the 2025 Credit Agreement. The borrowing rate for the agreement is a variable rate assessed periodically in accordance with the terms of the agreement. At June 30, 2026, the interest rate was 4.6%.
On April 23, 2025, the Company entered into a new unsecured credit agreement (the "2025 Credit Agreement"), which amended, restated, and refinanced certain prior credit agreements. The 2025 Credit Agreement provides for borrowings consisting of (i) a multi-currency revolving credit facility for a U.S. dollar equivalent of up to $2.0 billion (the “Revolving Credit Facility”) and (ii) a delayed draw term loan facility of $725 million (the “Term Loan Facility”), all pursuant to the terms and conditions of the 2025 Credit Agreement. The Term Loan Facility was utilized to refinance outstanding borrowings with the remaining amount utilized as part of funding for the Inspection Technologies acquisition. The 2025 Credit Agreement includes an incremental facility that allows the Company to request, at prevailing market rates, an aggregate amount not to exceed $1.0 billion, (a) increases to the borrowing commitments under the Revolving Credit Facility and/or (b) new incremental term loan commitments. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type.
Borrowings under the 2025 Credit Agreement mature on April 23, 2030. Amounts borrowed and repaid under the Term Loan Facility may not be reborrowed. The applicable interest rate for borrowings under the 2025 Credit Agreement includes a base rate (per the Interest Election terms of the agreement) plus an interest rate spread up to 1.75% based on the lower of the pricing corresponding to (i) the Company’s financial leverage or (ii) the Company’s public credit rating. At June 30, 2026, the interest rate on the Term Loan Facility and the Revolving Credit Facility were both 4.9%. Obligations under the 2025 Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The following table presents availability under the 2025 Credit Agreement at June 30, 2026:

In millions	Revolving Credit Facility	Term Loan Facility	Total
Maximum Availability	$2,000	$725	$2,725
Outstanding Borrowings	(638)	(725)	(1,363)
Letters of Credit Under Credit Agreement	—	—	—
Current Availability	$1,362	$—	$1,362
The Company was in compliance with all financial covenants in the 2025 Credit Agreement and the 2025 Term Credit Agreement as of June 30, 2026.
Uncommitted Money Market Line Credit Agreement
During the third quarter of 2024, the Company entered into an uncommitted bilateral money market line credit agreement which provides an aggregate borrowing capacity of $150 million, for general business purposes and working capital needs. At June 30, 2026, the interest rate was 4.2%. There were no borrowings outstanding under the uncommitted bilateral money market line credit agreement at June 30, 2026 and December 31, 2025.
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

9. STOCK-BASED COMPENSATION
The Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030, and as of June 30, 2026, the number of shares available for future grants under the 2011 Plan was approximately 3.3 million shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (the "Directors Plan”).
Stock-based compensation expense was $32 million and $62 million for the three and six months ended June 30, 2026, respectively, and $24 million and $44 million for the three and six months ended June 30, 2025, respectively. At June 30, 2026, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest was approximately $152 million.
Stock Options Stock options can be granted to eligible employees and directors at an exercise price equal to fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Options become exercisable over a three-year vesting period and expire 10 years from the date of grant. There were no stock options granted in the periods presented. At June 30, 2026, there were 82,616 shares issuable pursuant to exercisable stock options.

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
Annually, the Company issues incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals, including a Relative Total Stockholder Return ("RTSR") modifier. The RTSR modifier can increase or decrease the payment by up to 20%. Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three-year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. Upon the initial grant of a performance cycle, the Company estimates the three-year performance at 100%. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. As of June 30, 2026, the Company estimates that it will achieve 200%, 188% and 158% for the incentive stock awards expected to vest, inclusive of the RTSR modifier, based on the estimated performance for the three-year periods ending December 31, 2026, 2027, and 2028, respectively, and has recorded incentive compensation expense accordingly.
During the first quarter of 2026, the Company also issued an additional incentive stock unit grant for certain eligible employees. The grant has a one-year performance goal for 2026 and a three-year vesting period. Eligible employees vest from 0% to 100% of the initial incentive stock units granted based upon attainment of the 2026 performance goal. As of June 30, 2026, the Company estimates that it will achieve 100% of the one-year performance goal.
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

The following table summarizes the restricted stock, restricted stock unit and incentive stock unit activity and related information for the six months ended June 30, 2026:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	592,576	872,053	$147.49
Granted	205,309	209,179	$254.37
Vested	(272,126)	(348,127)	$121.17
Adjustment for incentive stock awards expected to vest	—	138,513	$168.69
Canceled	(6,437)	—	$181.69
Outstanding at June 30, 2026	519,322	871,618	$193.03

10. INCOME TAXES
The following table presents the overall effective tax rate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Overall Effective Tax Rate	23.4%	24.8%	23.1%	24.0%
The year over year decrease in the effective rate for the three months ended June 30, 2026 was primarily driven by prior period audit settlements. The year over year decrease in the effective tax rate for the six months ended June 30, 2026 was primarily driven by prior period audit settlements and higher discrete equity compensation tax deductions.

11. EARNINGS PER SHARE
The Company’s non-vested restricted stock contains rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock excludes the income attributable to the non-vested restricted stock from the numerator, which results in approximately 0.2% of Net income attributable to Wabtec shareholders being allocated to non-vested restricted stock for both the three and six months ended June 30, 2026, and approximately 0.3% of Net income attributable to Wabtec shareholders being allocated to non-vested restricted stock for both the three and six months ended June 30, 2025, respectively. Additionally, the dilutive impact of the assumed conversion of non-vested restricted stock is excluded from the denominator of the diluted weighted average shares outstanding. The computation of basic and diluted earnings per share for Net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2026	2025	2026	2025
Numerator
Net income attributable to Wabtec shareholders	$395	$336	$757	$658
Less: Net income allocated to non-vested restricted stock	(1)	(1)	(2)	(2)
Numerator for basic and diluted earnings per common share	$394	$335	$755	$656
Denominator
Weighted average shares outstanding - basic	169.1	170.6	169.5	170.6
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans excluding non-vested restricted stock	0.3	0.3	0.4	0.3
Assumed conversion of dilutive non-vested restricted stock	0.2	0.3	0.2	0.3
Weighted average shares outstanding - diluted	169.6	171.2	170.1	171.2
Earnings per common share attributable to Wabtec shareholders
Basic	$2.33	$1.96	$4.45	$3.84
Diluted	$2.33	$1.96	$4.44	$3.84

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve for the six months ended June 30, 2026 and 2025:

In millions	2026	2025
Balance at beginning of year	$289	$274
Warranty expense	58	63
Warranty claim payments	(52)	(59)
Acquisitions	6	—
Foreign currency impact	(3)	8
Balance at June 30	$298	$286

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
The Company’s cash, cash equivalents and restricted cash are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash, cash equivalents and restricted cash approximated the carrying value at June 30, 2026 and December 31, 2025. The Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
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
The Company uses forward contracts to hedge forecasted foreign currency denominated sales of finished goods and future settlement of foreign currency denominated assets and liabilities. The Company may use interest rate hedge contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to manage its overall cost of borrowing. During the second quarter of 2026, the Company entered into new interest rate hedge contracts to manage interest rate risk for a portion of future expected debt transactions. The Company may also use commodity forward swaps to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing.
The Company has also established balance sheet risk management and net investment hedging programs to protect its balance sheet against foreign currency exchange rate volatility. We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including euro, Indian rupee, British pound sterling, Australian dollars, Canadian dollars, Brazilian real, Kazakhstani tenge, and several other foreign currencies. Changes in these foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We hedge these exposures using foreign currency swap contracts and cross-currency swaps to offset the potential income statement effects on intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign currency exchange rate risk entirely. Net gains and losses related to the Company's hedging activities, except as described below, were not material for the three and six months ended June 30, 2026 and 2025.
During 2025, in connection with the acquisitions of Frauscher and Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €1,290 million to mitigate foreign currency exposure of the purchase prices. As part of the acquisition of Frauscher in the fourth quarter of 2025, the Company utilized foreign exchange forward contracts with a notional value of €690 million. As part of the acquisition of Dellner Couplers in the first quarter of 2026, the Company utilized foreign exchange forward contracts with a notional value of €600 million. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other (expense) income, net. For the six months ended June 30, 2026, these contracts resulted in a net gain of $2 million. For the three and six months ended June 30, 2025, these contracts resulted in a gain of $32 million.
At June 30, 2026, the Company had a total gross notional amount of designated and non-designated derivatives of $639 million and $466 million, respectively. At December 31, 2025, the Company had a total gross notional amount of designated and non-designated derivatives of $467 million and $1.355 billion, respectively. The related assets and liabilities at both June 30, 2026 and December 31, 2025 were not significant.

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
Wabtec’s chief operating decision maker ("CODM") is the Company’s Chairman and Chief Executive Officer, Rafael Santana. Mr. Santana utilizes Income (loss) from operations as the primary reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. For both of the Company’s segments, the CODM uses segment Income (loss) from operations to make operational and personnel related decisions across the business. The CODM considers actual, budgeted and forecasted Income (loss) from operations on a monthly basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. Additionally, Gross margin is used by the CODM as a secondary measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. For both of the Company’s segments, the CODM uses segment Gross margin to make commercial and operational related decisions across the business.
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
Segment financial information for the three months ended June 30, 2026 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,243	$936	$—	$3,179
Cost of sales	(1,389)	(629)	—	(2,018)
Gross profit	$854	$307	$—	$1,161
Gross margin	38.1%	32.8%
Selling, general & administrative expenses	$(219)	$(131)	$(50)	$(400)
Engineering expenses	(55)	(15)	—	(70)
Amortization expense	(76)	(15)	—	(91)
Income (loss) from operations	504	146	(50)	600
Interest expense and other, net	—	—	(82)	(82)
Income (loss) before income taxes	$504	$146	$(132)	$518
Intersegment sales/(elimination)	$11	$10	$(21)	$—
Depreciation and amortization	$112	$27	$4	$143
Capital expenditures	$34	$26	$2	$62
Segment assets	$15,917	$5,578	$1,633	$23,128
Segment financial information for the three months ended June 30, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,919	$787	$—	$2,706
Cost of sales	(1,222)	(546)	—	(1,768)
Gross profit	$697	$241	$—	$938
Gross margin	36.3%	30.7%
Selling, general & administrative expenses	$(181)	$(114)	$(52)	$(347)
Engineering expenses	(38)	(12)	—	(50)
Amortization expense	(63)	(6)	—	(69)
Income (loss) from operations	415	109	(52)	472
Interest expense and other, net	—	—	(22)	(22)
Income (loss) before income taxes	$415	$109	$(74)	$450
Intersegment sales/(elimination)	$13	$12	$(25)	$—
Depreciation and amortization	$95	$18	$4	$117
Capital expenditures	$25	$12	$2	$39
Segment assets	$13,390	$4,405	$2,596	$20,391

Segment financial information for the six months ended June 30, 2026 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$4,358	$1,771	$—	$6,129
Cost of sales	(2,716)	(1,191)	—	(3,907)
Gross profit	$1,642	$580	$—	$2,222
Gross margin	37.7%	32.7%
Selling, general & administrative expenses	$(438)	$(259)	$(104)	$(801)
Engineering expenses	(98)	(28)	—	(126)
Amortization expense	(152)	(26)	—	(178)
Income (loss) from operations	954	267	(104)	1,117
Interest expense and other, net	—	—	(130)	(130)
Income (loss) before income taxes	$954	$267	$(234)	$987
Intersegment sales/(elimination)	$25	$20	$(45)	$—
Depreciation and amortization	$224	$51	$7	$282
Capital expenditures	$61	$44	$3	$108
Segment financial information for the six months ended June 30, 2025 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,820	$1,496	$—	$5,316
Cost of sales	(2,438)	(1,040)	—	(3,478)
Gross profit	$1,382	$456	$—	$1,838
Gross margin	36.2%	30.5%
Selling, general & administrative expenses	$(345)	$(221)	$(88)	$(654)
Engineering expenses	(74)	(22)	—	(96)
Amortization expense	(128)	(14)	—	(142)
Income (loss) from operations	835	199	(88)	946
Interest expense and other, net	—	—	(70)	(70)
Income (loss) before income taxes	$835	$199	$(158)	$876
Intersegment sales/(elimination)	$24	$21	$(45)	$—
Depreciation and amortization	$192	$38	$7	$237
Capital expenditures	$56	$22	$5	$83

Sales to external customers by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Freight Segment:
Services	$748	$781	$1,462	$1,644
Equipment	737	546	1,463	1,022
Components	398	401	755	782
Digital Intelligence	360	191	678	372
Total Freight Segment	$2,243	$1,919	$4,358	$3,820

Transit Segment:
Original Equipment Manufacturer	$411	$353	$792	$675
Aftermarket	525	434	979	821
Total Transit Segment	$936	$787	$1,771	$1,496

16. OTHER (EXPENSE) INCOME, NET
The components of Other (expense) income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Foreign currency (loss) gain	$(4)	$(6)	$12	$(14)
Gain on mark-to-market derivatives	—	32	2	32
Equity income (expense)	1	(3)	3	—
Expected return on pension assets/amortization	2	3	4	5
Other miscellaneous expense, net	(1)	(2)	—	(1)
Total Other (expense) income, net	$(2)	$24	$21	$22
During 2025, in connection with the acquisitions of Frauscher and Dellner Couplers, the Company entered into foreign exchange contracts for a notional value of €1,290 million to mitigate foreign currency exposure of the purchase prices. As part of the acquisition of Frauscher in the fourth quarter of 2025, the Company utilized foreign exchange forward contracts with a notional value of €690 million. As part of the acquisition of Dellner Couplers in the first quarter of 2026, the Company utilized foreign exchange forward contracts with a notional value of €600 million. The contracts are not designated as accounting hedges under Topic 815 of ASC, and as such, the gains and losses are recorded as a component of Other income (expense), net. For the six months ended June 30, 2026, these contracts resulted in a net gain of $2 million. For the three and six months ended June 30, 2025, these contracts resulted in a net gain of $32 million.

17. RESTRUCTURING
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are key strategic initiatives aimed at achieving these focus areas.
Integration 3.0
Integration 3.0 is a multi-year strategic initiative to further consolidate our footprint, reduce complexity and streamline manufacturing, engineering, administrative, and commercial activities. The Company anticipates that it will incur one-time restructuring charges related to Integration 3.0 of approximately $80 million to $100 million. Net charges to date of $43 million were primarily for employee-related costs.
A summary of restructuring charges related to the Integration 3.0 initiative is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Freight Segment:
Cost of goods sold	$—	$1	$1	$2
Selling, general and administrative expenses	—	1	1	1
Total Freight Segment	$—	$2	$2	$3

Transit Segment:
Cost of goods sold	$2	$1	$3	$3
Selling, general and administrative expenses	—	1	1	5
Total Transit Segment	$2	$2	$4	$8

Corporate:
Selling, general and administrative expenses	$2	$—	$1	$—
Total Integration 3.0 restructuring charges, net	$4	$4	$7	$11
Portfolio Optimization
Wabtec is focused on exiting various low margin product offerings through Portfolio Optimization to improve profitability while reducing manufacturing complexity. There were no material charges or cash payments during the three and six months ended June 30, 2026. Wabtec recorded net charges of approximately $3 million during the six months ended June 30, 2025, primarily for asset write downs related to Portfolio Optimization. Total one-time restructuring charges related to Portfolio Optimization to date are approximately $100 million.
Integration 2.0
Integration 2.0 is a multi-year strategic initiative to review and consolidate our operating footprint, reduce headcount, streamline the end-to-end manufacturing process, restructure the North America distribution channels, expand operations in low-cost countries, and simplify the business through systems enablement. The Company anticipates that it will incur one-time restructuring charges related to Integration 2.0 of up to approximately $170 million, of which approximately $147 million has been incurred to date. There were no material charges or cash payments during the three and six months ended June 30, 2026 and 2025.

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
OVERVIEW
Wabtec is a global provider of value-added, technology-based locomotives, equipment, systems, and services for the freight rail and passenger transit industries, as well as the mining, marine and industrial markets and applications. Our highly engineered rail and transit products, which are designed to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries worldwide. In the first six months of 2026, approximately half of the Company’s net sales were generated from customers outside the United States.
Business Update
During the first quarter of 2025, Wabtec announced a definitive agreement to acquire Dellner Couplers, a global leader in highly engineered safety-critical train connection systems and services for passenger rail rolling stock. The acquisition subsequently closed on February 10, 2026 for approximately $1.053 billion and is included within our Transit Segment.
Total multi-year backlog increased $3.5 billion during the first six months of 2026 to a record $30.9 billion at June 30, 2026. Significant Freight orders included a multi-year, multi-billion-dollar mining contract for drive systems and aftermarket parts, a $1.0 billion Australian order spanning across new locomotives, components, digital solutions, and multi-year services, a $210 million U.S. locomotive modernization order, a $184 million Positive Train Control (PTC) order, and a $52 million mining drive systems order in the Asia-Pacific region. We also began executing the first EVO modernization build to support the commercial rollout to the installed base. Key Transit orders during the first six months of 2026 included $109 million in brakes, couplers, and platform doors.
Wabtec is focused on driving operational efficiency and improving profitability while reducing manufacturing complexity. As a result, there are restructuring initiatives, including Integration 3.0, Portfolio Optimization and Integration 2.0, aimed at achieving these focus areas. During the first six months of 2026 and 2025, Wabtec incurred $5 million and $15 million, respectively, of restructuring costs primarily for employee-related costs on programs under these initiatives. In addition, Transaction costs incurred during the six months ended June 30, 2026 and 2025 related to recent acquisitions were approximately $14 million and $35 million, respectively.
Future macroeconomic volatility, changes to tariffs and trade policies, impacts from regional conflicts and war, supply chain disruptions, and labor availability, amongst other things, could cause a negative impact on revenue and cost increases resulting in an adverse effect on the Company’s operating results. Additionally, broad-based inflation, metals, energy and other commodity costs, transportation and logistics costs, labor costs, and foreign currency exchange rate fluctuations all continue to impact our results. The Company utilizes various mitigating actions intended to lessen the impact of macroeconomic volatility, including the impact of current tariffs. These actions include implementing price escalations and surcharges, driving operational efficiencies through various cost mitigation efforts and discretionary spend management, strategically sourcing materials, reviewing and modifying distribution logistics, and accelerating integration synergies through our strategic initiatives. The Company has experienced increased tariff costs which unfavorably impacted our operating results and cash from operations for the six months ended June 30, 2026. Although we do not expect a material impact to our results of operations in 2026 because of mitigation efforts, due to the volatility of trade policies, we are unable to reasonably predict the future impact.

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2026 COMPARED TO SECOND QUARTER 2025
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In millions	2026	2025
Net sales:
Sales of goods	$2,670	$2,226
Sales of services	509	480
Total Net sales	3,179	2,706
Cost of sales:
Cost of goods	(1,710)	(1,481)
Cost of services	(308)	(287)
Total Cost of sales	(2,018)	(1,768)
Gross profit	1,161	938
Operating expenses:
Selling, general and administrative expenses	(400)	(347)
Engineering expenses	(70)	(50)
Amortization expense	(91)	(69)
Total Operating expenses	(561)	(466)
Income from operations	600	472
Other income and expenses:
Interest expense, net	(80)	(46)
Other (expense) income, net	(2)	24
Income before income taxes	518	450
Income tax expense	(122)	(111)
Net income	396	339
Less: Net income attributable to noncontrolling interest	(1)	(3)
Net income attributable to Wabtec shareholders	$395	$336
The following table shows the major components of the change in Net sales in the three months ended June 30, 2026 from the three months ended June 30, 2025:

In millions	Freight Segment	Transit Segment	Total
Second Quarter 2025 Net sales	$1,919	$787	$2,706
Acquisitions	163	69	232
Portfolio Optimization (Divestitures/Exits)	(11)	(1)	(12)
Foreign Exchange	14	10	24
Organic	158	71	229
Second Quarter 2026 Net sales	$2,243	$936	$3,179

Net sales
Net sales for the three months ended June 30, 2026 increased by $473 million, or 17.5%, to $3.18 billion compared to the same period in 2025. Organic sales increased $229 million, or 8.5%, which was attributable to both the Freight and Transit Segments. Freight sales increased primarily due to higher North American and international locomotive deliveries and higher mining sales, partially offset by lower deliveries of locomotive modernizations. Transit sales increased from higher demand for Aftermarket and Original Equipment Manufacturing products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Acquisitions increased Net sales by $232 million, or 8.6%, and favorable changes in foreign exchange increased Net sales by $24 million, or 0.9%.
Cost of sales
Cost of sales for the three months ended June 30, 2026 increased by $250 million, or 14.1%, to $2.02 billion compared to the same period in 2025. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 63.5% and 65.3% for the three months ended June 30, 2026 and 2025, respectively. The improvement in gross margin is attributable to productivity and efficiency, savings from restructuring initiatives, and accretion from recent acquisitions, partially offset by inflation driven by tariffs and unfavorable mix within the Freight Segment. Cost of sales for the three months ended June 30, 2026 included $5 million of costs related to purchase price accounting for the step-up of inventory to fair value related to acquisitions. Cost of sales for the three months ended June 30, 2025 included $3 million of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $95 million, or 20.4%, for the three months ended June 30, 2026 compared to the same period in 2025. Selling, general and administrative expenses ("SG&A") increased $53 million for the three months ended June 30, 2026 compared to the same period in 2025. The increase is primarily due to incremental expense from acquisitions and higher employee compensation and benefit costs, partially offset by lower transaction costs and the impacts of restructuring initiatives. Transaction costs associated with acquisitions included in SG&A were $1 million and $25 million for the three months ended June 30, 2026 and 2025, respectively. SG&A for the three months ended June 30, 2025 included $3 million of costs related to restructuring initiatives. Engineering expenses increased $20 million and Amortization expense increased $22 million, both due to incremental expense from acquisitions.
Interest expense, net
Interest expense, net, increased $34 million to $80 million for the three months ended June 30, 2026 compared to the same period in 2025, due to higher average overall debt balances in the current period, primarily related to acquisitions.
Other (expense) income, net
Other (expense) income, net decreased $26 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to the nonrecurrence of a $32 million net gain on mark-to-market derivatives in the prior period associated with the acquisitions of Dellner Couplers and Frauscher.
Income taxes
The effective income tax rate was 23.4% and 24.8% for the three months ended June 30, 2026 and 2025, respectively. The year over year decrease in the effective rate was primarily driven by prior period audit settlements.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2026	2025	Change	% Change
Net sales:
Sales of goods	$1,735	$1,440	$295	20.5%
Sales of services	508	479	29	6.1%
Total Net sales	2,243	1,919	324	16.9%
Cost of sales:
Cost of goods	(1,083)	(936)	147	15.7%
Cost of services	(306)	(286)	20	7.0%
Total Cost of sales	(1,389)	(1,222)	167	13.7%
Cost of sales (% of Net sales)	61.9%	63.7%	(1.8)

Gross profit	854	697	157	22.5%

Operating expenses	(350)	(282)	68	24.1%

Income from operations	$504	$415	$89	21.4%
Income from operations (% of Net sales)	22.5%	21.6%	0.9
The following table shows the major components of the change in Net sales for the Freight Segment in the second quarter of 2026 from the second quarter of 2025:

In millions
Second Quarter 2025 Net sales	$1,919
Acquisitions	163
Portfolio Optimization (Divestitures/Exits)	(11)
Foreign Exchange	14
Organic changes in Net sales by Product Line:
Equipment	187
Services	(38)
Digital Intelligence	4
Components	5
Second Quarter 2026 Net sales	$2,243
Net sales
Freight Segment organic sales increased by $158 million, or 8.2%, driven primarily by Equipment sales from higher North American and international locomotive deliveries and higher mining sales, partially offset by decreased Services sales from lower deliveries of locomotive modernizations. Acquisitions increased sales by $163 million, or 8.5%, primarily from Inspection Technologies and Frauscher, and favorable changes in foreign exchange increased sales by $14 million, or 0.7%.
Cost of sales
Freight Segment Cost of sales increased $167 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased 1.8 percentage points. The improvement in gross margin is attributable to productivity and efficiency and accretion from recent acquisitions, partially offset by inflation driven by tariffs and unfavorable mix within the Freight Segment. Cost of sales for the three months ended June 30, 2025 included $2 million of costs related to restructuring initiatives.

Operating expenses
Freight Segment Operating expenses increased by $68 million, and Operating expenses as a percentage of Net sales increased 0.9 percentage points. The increase in Freight Segment Operating expenses is primarily driven by incremental expense from acquisitions and higher employee compensation and benefit costs.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2026	2025	Change	% Change
Net sales	$936	$787	$149	18.9%
Cost of sales	(629)	(546)	83	15.2%
Cost of sales (% of Net sales)	67.2%	69.3%	(2.1)

Gross profit	307	241	66	27.4%

Operating expenses	(161)	(132)	29	22.0%

Income from operations	$146	$109	$37	33.9%
Income from operations (% of Net sales)	15.6%	13.9%	1.7
The following table shows the major components of the change in Net sales for the Transit Segment in the second quarter of 2026 from the second quarter of 2025:

In millions
Second Quarter 2025 Net sales	$787
Acquisitions	69
Portfolio Optimization (Divestitures/Exits)	(1)
Foreign Exchange	10
Organic changes in Net sales by Product Line:
Aftermarket	56
Original Equipment Manufacturing	15
Second Quarter 2026 Net sales	$936
Net sales
Transit Segment organic sales increased by $71 million, or 9.0%, driven by strong Aftermarket and Original Equipment Manufacturing sales primarily as a result of increased demand for products and services due to fleet expansion and renewals, increased passenger ridership levels and increased investments in sustainable infrastructure. Sales from the Dellner Couplers acquisition increased sales by $69 million, or 8.8% , and favorable changes in foreign exchange rates increased sales by $10 million, or 1.3%.
Cost of sales
Transit Segment Cost of sales increased by $83 million, primarily due to higher sales volume and acquisitions, and Cost of sales as a percentage of Net sales decreased by 2.1 percentage points. The increase in gross margin was attributable to increased productivity, favorable mix within the Transit Segment, and the savings from restructuring initiatives. Cost of sales for the three months ended June 30, 2026 included $5 million of costs related to purchase price accounting for the step-up of inventory to fair value related to acquisitions.
Operating expenses
Transit Segment Operating expenses increased by $29 million and as a percentage of Net sales increased by 0.4 percentage points. The increase in Transit Segment Operating expenses is primarily driven by incremental expense from acquisitions and higher employee compensation and benefit costs, partially offset by savings from restructuring initiatives. Transit SG&A expenses for the three months ended June 30, 2025 included $4 million of costs related to restructuring initiatives.

FIRST SIX MONTHS OF 2026 COMPARED TO FIRST SIX MONTHS OF 2025
The following table shows our Condensed Consolidated Statements of Operations for the periods indicated.

	Six Months Ended June 30,
In millions	2026	2025
Net sales:
Sales of goods	$5,201	$4,383
Sales of services	928	933
Total Net sales	6,129	5,316
Cost of sales:
Cost of goods	(3,326)	(2,931)
Cost of services	(581)	(547)
Total Cost of sales	(3,907)	(3,478)
Gross profit	2,222	1,838
Operating expenses:
Selling, general and administrative expenses	(801)	(654)
Engineering expenses	(126)	(96)
Amortization expense	(178)	(142)
Total Operating expenses	(1,105)	(892)
Income from operations	1,117	946
Other income and expenses:
Interest expense, net	(151)	(92)
Other income, net	21	22
Income before income taxes	987	876
Income tax expense	(228)	(210)
Net income	759	666
Less: Net income attributable to noncontrolling interest	(2)	(8)
Net income attributable to Wabtec shareholders	$757	$658
The following table shows the major components of the change in Net sales in the six months ended June 30, 2026 from the six months ended June 30, 2025:

In millions	Freight Segment	Transit Segment	Total
First Six Months of 2025 Net sales	$3,820	$1,496	$5,316
Acquisitions	347	110	457
Portfolio Optimization (Divestitures/Exits)	(21)	(4)	(25)
Foreign Exchange	34	58	92
Organic	178	111	289
First Six Months of 2026 Net sales	$4,358	$1,771	$6,129

Net sales
Net sales for the six months ended June 30, 2026 increased by $813 million, or 15.3%, to $6.13 billion compared to the same period in 2025. Organic sales increased $289 million, or 5.4%, which was attributable to both the Freight and Transit Segments. Freight sales increased primarily due to higher North American and international locomotive deliveries and higher mining sales, partially offset by lower deliveries of locomotive modernizations and engine overhauls and the exit of a low margin Digital project. Transit sales increased from higher demand for Aftermarket and Original Equipment Manufacturing products and services driven by increased investments in sustainable infrastructure, fleet expansion and renewals and increased passenger ridership levels. Acquisitions increased Net sales by $457 million, or 8.6%, and favorable changes in foreign exchange rates increased Net sales by $92 million, or 1.7%.
Cost of sales
Cost of sales for the six months ended June 30, 2026 increased by $429 million, or 12.3%, to $3.91 billion compared to the same period in 2025. The increase is primarily due to the increase in Net sales. Cost of sales as a percentage of Net sales was 63.8% and 65.4% for the six months ended June 30, 2026 and 2025, respectively. The improvement in gross margin is attributable to productivity and efficiency, savings from restructuring initiatives, and accretion from recent acquisitions, partially offset by inflation driven by tariffs and unfavorable mix within the Freight Segment. Cost of sales for the six months ended June 30, 2026 included $28 million of costs related to purchase price accounting for the step-up of inventory to fair value related to acquisitions. Cost of sales for the six months ended June 30, 2026 and 2025 included $3 million and $6 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Total operating expenses increased $213 million, or 23.9%, for the six months ended June 30, 2026 compared to the same period in 2025. SG&A expenses increased $147 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily due to incremental expense from acquisitions and higher employee compensation and benefit costs, partially offset by the impacts of restructuring initiatives. Transaction costs associated with acquisitions included in SG&A were $14 million and $35 million for the six months ended June 30, 2026 and 2025, respectively. SG&A for the six months ended June 30, 2026 and 2025 included $2 million and $8 million, respectively, of costs related to restructuring initiatives. Engineering expenses increased $30 million and Amortization expense increased $36 million both due to incremental expense from acquisitions.
Interest expense, net
Interest expense, net, increased $59 million to $151 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher average overall debt balances in the current period, primarily related to acquisitions.
Other income, net
Other income, net, decreased $1 million to $21 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a $32 million net gain on mark-to-market derivatives in the prior period associated with the acquisitions of Dellner Couplers and Frauscher. This was partially offset by higher foreign exchange gains in the current period, compared to foreign exchange losses in the prior period.
Income taxes
The effective income tax rate was 23.1% and 24.0% for the six months ended June 30, 2026 and 2025, respectively. The year over year decrease in the effective rate was primarily driven by prior period audit settlements and higher discrete equity compensation tax deductions.

Freight Segment
The following table shows our Condensed Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2026	2025	Change	% Change
Net sales:
Sales of goods	$3,432	$2,890	$542	18.8%
Sales of services	926	930	(4)	(0.4)%
Total Net sales	4,358	3,820	538	14.1%
Cost of sales:
Cost of goods	(2,137)	(1,893)	244	12.9%
Cost of services	(579)	(545)	34	6.2%
Total Cost of sales	(2,716)	(2,438)	278	11.4%
Cost of sales (% of Net sales)	62.3%	63.8%	(1.5)

Gross profit	1,642	1,382	260	18.8%

Operating expenses	(688)	(547)	141	25.8%

Income from operations	$954	$835	$119	14.3%
Income from operations (% of Net sales)	21.9%	21.9%	0.0
The following table shows the major components of the change in Net sales for the Freight Segment in the first six months of 2026 from the first six months of 2025:

In millions
First Six Months of 2025 Net sales	$3,820
Acquisitions	347
Portfolio Optimization (Divestitures/Exits)	(21)
Foreign Exchange	34
Organic changes in Net sales by Product Line:
Equipment	434
Services	(192)
Components	(18)
Digital Intelligence	(46)
First Six Months of 2026 Net sales	$4,358
Net sales
Freight Segment organic sales increased by $178 million, or 4.7%, driven primarily by Equipment sales from higher North American and international locomotive deliveries and higher mining sales. This was partially offset by decreased Services sales from lower deliveries of locomotive modernizations and engine overhauls, decreased Digital Intelligence sales driven by the exit of a low margin project, and decreased Components sales from lower North America rail car build, partially offset by strong industrial demand. Acquisitions increased sales by $347 million, or 9.1%, primarily from Inspection Technologies and Frauscher, and favorable changes in foreign exchange increased sales by $34 million, or 0.9%.
Cost of sales
Freight Segment Cost of sales increased by $278 million, primarily due to higher sales volume, and Cost of sales as a percentage of Net sales decreased 1.5 percentage points. The improvement in gross margin is attributable to productivity and efficiency and accretion from recent acquisitions, partially offset by inflation driven by tariffs, unfavorable mix within the Freight Segment, and the exit of a low margin Digital project. Cost of sales for the six months ended June 30, 2026 included $20 million of costs related to purchase price accounting for the step-up of inventory to fair value related to acquisitions. Cost of sales for the six months ended June 30, 2026 and 2025 included $2 million and $4 million, respectively, of costs related to restructuring initiatives.
Operating expenses
Freight Segment Operating expenses increased by $141 million, and Operating expenses as a percentage of Net sales increased 1.5 percentage points. The increase in Freight Segment Operating expenses is primarily driven by incremental expense from acquisitions and higher employee compensation and benefit costs.

Transit Segment
The following table shows our Condensed Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2026	2025	Change	% Change
Net sales	$1,771	$1,496	$275	18.4%
Cost of sales	(1,191)	(1,040)	151	14.5%
Cost of sales (% of Net sales)	67.3%	69.5%	(2.2)

Gross profit	580	456	124	27.2%

Operating expenses	(313)	(257)	56	21.8%

Income from operations	$267	$199	$68	34.2%
Income from operations (% of Net sales)	15.1%	13.3%	1.8
The following table shows the major components of the change in Net sales for the Transit Segment in the first six months of 2026 from the first six months of 2025:

In millions
First Six Months of 2025 Net sales	$1,496
Acquisitions	110
Portfolio Optimization (Divestitures/Exits)	(4)
Foreign Exchange	58
Organic changes in Net sales by Product Line:
Aftermarket	79
Original Equipment Manufacturing	32
First Six Months of 2026 Net sales	$1,771
Net sales
Transit Segment organic sales increased by $111 million, or 7.4%, driven by strong Aftermarket and Original Equipment Manufacturing sales primarily as a result of increased demand for products and services due to fleet expansion and renewals, increased passenger ridership levels and increased investments in sustainable infrastructure. Sales from the Dellner Couplers acquisition increased sales by $110 million, or 7.4%, and favorable changes in foreign exchange rates increased sales by $58 million, or 3.9%.
Cost of sales
Transit Segment Cost of sales increased by $151 million, primarily due to higher sales volume, and Costs of sales as a percentage of Net sales decreased by 2.2 percentage points. The increase in gross margin was attributable to increased productivity and savings from restructuring initiatives. Cost of sales for the six months ended June 30, 2026 included $8 million of costs related to purchase price accounting for the step-up of inventory related to acquisitions to fair value on the date of acquisition.
Operating expenses
Transit Segment Operating expenses increased by $56 million and as a percentage of Net sales increased by 0.4 percentage points. Higher SG&A expenses to support higher sales volume, higher employee compensation and benefit costs, and incremental Operating expenses from acquisitions were partially offset by savings from restructuring initiatives. Transit SG&A expenses for the six months ended June 30, 2026 and 2025 included $2 million and $8 million, respectively, of costs related to restructuring initiatives.

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

	Six Months Ended June 30,
In millions	2026	2025
Cash provided by (used for):
Operating activities	$640	$400
Investing activities	$(1,160)	$(98)
Financing activities	$408	$454
Operating activities In the first six months of 2026, cash provided by operating activities was $640 million compared to $400 million in the first six months of 2025. The increase was driven by higher net income and decreased working capital requirements.
Net income was $759 million, an increase of $93 million compared to the prior year period. Non‑cash adjustments, including depreciation and amortization of $282 million and stock‑based compensation of $50 million, further supported cash provided by operating activities and increased year over year, primarily due to incremental non‑cash expense from acquisitions and higher equity‑based compensation.
Cash provided by operating activities also benefited from changes in working capital. Higher Receivables decreased cash from operations by $229 million, compared to a decrease in cash from operations of $243 million in the prior year period, driven by the timing of collections from customers. Higher Inventories decreased cash from operations by $35 million, compared to a decrease in cash from operations of $180 million in the prior year period, driven by the impact of increased raw material costs and tariffs in the prior year period. Lower Customer deposits decreased cash from operations by $70 million, compared to a $14 million increase in cash from operations in the prior year, from changes in the timing of customer deposits. Other operating activities decreased cash from operations by $105 million, compared to a $41 million decrease in cash from operations in the prior year, primarily from changes in other accrued expenses due to the timing of payments.
Investing activities In the first six months of 2026 and 2025, cash used for investing activities was $1,160 million and $98 million, respectively. During the first six months of 2026, Wabtec used $1,062 million for acquisitions, primarily for Dellner Couplers and $108 million for additions to property, plant and equipment for investments in our facilities and manufacturing processes. During the first six months of 2025, Wabtec used $83 million for additions to property, plant, and equipment and $21 million for acquisitions.
Financing activities In the first six months of 2026, cash provided by financing activities was $408 million, which included $1,049 million of inflows from net changes in debt, partially offset by $457 million of stock repurchases, $106 million of dividend payments, and $54 million of payments for income tax withholding on share-based compensation. In the first six months of 2025, cash provided by financing activities was $454 million, which included $735 million of inflows from net changes in debt, partially offset by $148 million of stock repurchases, $87 million of dividend payments, and $39 million of payments for income tax withholding on share-based compensation.
During the second quarter of 2026, the Company entered into $75 million of interest rate hedge contracts to manage its net exposure to interest rate changes and its overall cost of borrowing.
During the second quarter of 2025, the Company entered into the 2025 Credit Agreement, which amended, restated and refinanced certain prior credit agreements. The 2025 Credit Agreement increased the amount available under the Revolving Credit Facility to $2.0 billion and provided a Term Loan Facility of $725 million. The Term Loan Facility was utilized to refinance (i) $250 million of the outstanding delayed draw term loan borrowings and (ii) $225 million of the outstanding term loan borrowings, each under a prior credit agreement. During the third quarter of 2025, the remaining $250 million under the Term Loan Facility was drawn and utilized as part of funding for the Inspection Technologies acquisition.
Also during the second quarter of 2025, the Company issued $500 million of Senior Notes due in 2030 and $750 million of Senior Notes due in 2035. Proceeds from the 2030 Notes and cash on hand were utilized to repay the outstanding amount of the Company's 3.20% Senior Notes due 2025 at maturity. Proceeds from the 2035 Notes were utilized as part of funding for the Inspection Technologies acquisition.
As of June 30, 2026, the Company held approximately $670 million of cash, cash equivalents and restricted cash, which was primarily held outside of the United States, mainly in Europe, India, South Africa, and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States net of any tax impacts. As of June 30, 2026, approximately $10 million of the Company's cash balance was classified as restricted, primarily for cash held in escrow related to acquisitions.
The Company's goal is to maintain an investment-grade credit profile, which supports access to diverse sources of liquidity and favorably impacts borrowing costs. Rating agencies that are engaged by the Company periodically update our credit ratings as events occur. As of June 30, 2026, the long-term credit ratings assigned to the Company were BBB with a stable outlook by Fitch Ratings, Baa2 with a stable outlook by Moody's Investors Service, and BBB with a stable outlook by S&P Global Ratings.
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
During the six months ended June 30, 2026, the Company borrowed and repaid $476 million and $76 million, respectively, against the collateralized receivables. During the six months ended June 30, 2025, the Company borrowed and repaid $350 million against the collateralized receivables. Additional information with respect to the Revolving Receivables Program is included in Note 2 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
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
Total Available Liquidity
The components of total available liquidity were as follows:

In millions	June 30, 2026	December 31, 2025
Cash and cash equivalents, excluding restricted cash	$660	$764
Revolving Credit Facility	1,362	2,000
Revolving Receivables Program	—	443
Total Available Liquidity	$2,022	$3,207
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
The obligations under the US Notes issued by the Parent Company have been fully and unconditionally guaranteed by certain of the Parent Company's U.S. subsidiaries ("Guarantor Subsidiaries"), currently comprising GE Transportation, a Wabtec Company, RFPC Holding Corp., Transportation IP Holdings, LLC, Transportation Systems Services Operations Inc., Wabtec Components LLC, Wabtec Holding LLC, Wabtec Railway Electronics Holdings, LLC, Wabtec Transportation Systems, LLC and Wabtec US Rail, Inc. Each guarantor is 100% owned by the Parent Company. The Euro Notes are issued by Wabtec Transportation Netherlands B.V. ("Wabtec Netherlands") and are fully and unconditionally guaranteed by the Parent Company.
The following tables present summarized financial information of the Parent Company and the Guarantor Subsidiaries on a combined basis. The combined summarized financial information eliminates (i) all intercompany balances and transactions among the Parent Company and Guarantor Subsidiaries as well as (ii) all equity in earnings from and investments in any subsidiary that is not a Guarantor Subsidiary, which we refer to below as the non-guarantor subsidiaries.
The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Parent Company, as the issuer of the US Notes, and Guarantor Subsidiaries.
Summarized Statement of Income

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2026
Net sales	$3,242
Gross profit	$546
Net loss attributable to Wabtec shareholders	$(195)
Summarized Balance Sheet

	Unaudited
	Parent Company and Guarantor Subsidiaries
In millions	June 30, 2026	December 31, 2025
Current assets	$1,193	$1,434
Noncurrent assets	$3,257	$3,311
Current liabilities	$2,974	$3,236
Long-term debt	$4,308	$3,701
Other non-current liabilities	$648	$605

The following is a description of the transactions between the combined Parent Company and Guarantor Subsidiaries with non-guarantor subsidiaries.

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2026
Net sales to non-guarantor subsidiaries	$476
Purchases from non-guarantor subsidiaries	$921

Unaudited
Parent Company and Guarantor Subsidiaries
In millions	June 30, 2026
Amount due to non-guarantor subsidiaries	$8,130

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
The following tables present summarized financial information of Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, on a combined basis. The combined summarized financial information eliminates (i) all intercompany balances and transactions among Wabtec Netherlands and the Parent Company as well as (ii) all equity in earnings from and investments in any subsidiary of the Parent Company, other than Wabtec Netherlands, which we refer to below as the non-guarantor subsidiaries.
The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for Wabtec Netherlands, as the issuer of the Euro Notes, and Parent Company guarantor.
Summarized Statement of Income

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Six Months Ended June 30, 2026
Net sales	$292
Gross profit	$75
Net loss attributable to Wabtec shareholders	$(150)

Summarized Balance Sheet

	Unaudited
	Issuer and Parent Company (Guarantor)
In millions	June 30, 2026	December 31, 2025
Current assets	$245	$508
Noncurrent assets	$635	$656
Current liabilities	$1,754	$1,822
Long-term debt	$4,910	$4,286
Other non-current liabilities	$33	$42
The following is a description of the transactions between the combined Wabtec Netherlands, as the Issuer of the Euro Notes, and the Parent Company, as the parent Guarantor, with the subsidiaries of Westinghouse Air Brake Technologies Corp., other than Wabtec Netherlands, none of which are guarantors of the Euro Notes.

Unaudited
Issuer and Parent Company (Guarantor)
In millions	Six Months Ended June 30, 2026
Net sales to non-guarantor subsidiaries	$17
Purchases from non-guarantor subsidiaries	$62

Unaudited
Issuer and Parent Company (Guarantor)
In millions	June 30, 2026
Amount due to non-guarantor subsidiaries	$9,697
Company Stock Repurchase Plan
On February 6, 2026, the Board of Directors reauthorized the stock repurchase program and refreshed the amount available for stock repurchases to $1.2 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $1.0 billion, of which approximately $760 million remained at the reauthorization date. No time limit was set for the completion of the program, which conforms to the requirements under the agreements governing the Company's credit facilities and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2026, approximately $760 million was remaining under the stock repurchase plan.

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

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2026. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2026:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2026	260,107	$257.60	260,107	$908
May 2026	245,741	$264.72	245,741	$843
June 2026	312,111	$266.36	312,111	$760
Total quarter ended June 30, 2026	817,959	$263.08	817,959	$760
(1)     On February 6, 2026, the Board of Directors reauthorized the stock repurchase program and refreshed the amount available for stock repurchases to $1.2 billion of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $1.0 billion, of which approximately $760 million remained at the reauthorization date. No time limit was set for the completion of the program, which conforms to the requirements under the agreements governing the Company's credit facilities and the indentures for the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise. As of June 30, 2026, approximately $760 million was remaining under the stock repurchase plan.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 5.    OTHER INFORMATION
On May 18, 2026, Rafael Santana, Wabtec's Chairman and Chief Executive Officer, entered into a stock trading plan (the "Plan") designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Under the terms of the plan, up to 13,053 shares jointly owned by Mr. Santana and his spouse may be sold from September 2026 to February 2027.
Other than with respect to Mr. Santana's Plan, none of Wabtec's Directors or Officers have adopted, terminated, or materially modified any trading plans, whether or not the plan was intended to qualify for the affirmative defense under Rule 10b5-1, during the second quarter ended June 30, 2026.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ JOHN A. OLIN
John A. Olin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 22, 2026